Form 10-K
period 1993-12-31
CANAL ELECTRIC CO
filed 1994-03-31
CIK 16906

PAGE 1

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C. 20549-1004

                                   Form 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

     For the fiscal year ended December 31, 1993

                                      OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     For the transition period from _______________ to _______________

                        Commission file number 2-30057

                            CANAL ELECTRIC COMPANY
            (Exact name of registrant as specified in its charter)

         Massachusetts                                    04-1733577
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)

One Main Street, Cambridge, Massachusetts                 02142-9150
(Address of principal executive offices)                  (Zip Code)

                                (617) 225-4000
             (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

    Title of each class        Name of each exchange on which registered
          None                                   None

          Securities registered pursuant to Section 12(g) of the Act:

                                Title of Class
                                     None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. YES  x   NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                               Outstanding at
           Class of Common Stock               March 15, 1994
Common Stock, $25 par value                   1,523,200 shares

The Company meets the conditions set forth in General Instruction J(1)(a) and
(b) of Form 10-K as a wholly-owned subsidiary and is therefore filing this Form with the reduced disclosure format.

Documents Incorporated by Reference           Part in Form 10-K
                None                           Not Applicable

List of Exhibits begins on page 33 of this report.
                                    PAGE 2

                            CANAL ELECTRIC COMPANY
                         FORM 10-K  DECEMBER 31, 1993

                               TABLE OF CONTENTS

                                    PART I
                                                                      PAGE

Item  1. Business..........................................             3

           General.........................................             3

           New England Power Pool..........................             3

           Regulation......................................             4

           Fuel Supply.....................................             4

           Power Contracts.................................             5

           Power Supply Commitments and
             Support Agreements............................             6

           Construction and Financing......................             6

           Environmental Matters...........................             6

           Employees.......................................             7

Item  2. Properties........................................             7

Item  3. Legal Proceedings.................................             7

                                    PART II

Item  5. Market for the Registrant's Common Stock and
           Related Stockholder Matters.....................             8

Item  7. Management's Discussion and Analysis of
           Results of Operations...........................             9

Item  8. Financial Statements and Supplementary Data.......            13

Item  9. Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure.............            13

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and
           Reports on Form 8-K.............................            33


Signatures...................................................          48
                                    PAGE 3

                            CANAL ELECTRIC COMPANY

                                    Part I.

Item 1.  Business

      General

      Canal Electric Company (the Company) is a wholesale electric generating company organized in 1902 under the laws of the Commonwealth of Massachu-setts. The Company assumed its present corporate name in 1966 after the sale to an affiliated company of its electric distribution and transmission properties together with the right to do business in the territories served. The Company is a wholly-owned subsidiary of Commonwealth Energy System ("System"), which together with its subsidiaries is collectively referred to as "the system."

      The Company's generating station is located in Sandwich, Massachusetts at the eastern end of the Cape Cod Canal. The station consists of two oil-fired steam electric generating units: Canal Unit 1, with a rated capacity of 569 MW, wholly-owned by the Company; and Canal Unit 2, with a rated capacity of 580 MW, jointly-owned by the Company and Montaup Electric Company (Montaup) (an unaffiliated company). Canal Unit 2 is operated by the Company under an agreement with Montaup which provides for the equal sharing of output, fixed charges and operating expenses. Canal Units 1 and 2 commenced operation in 1968 and in 1976, respectively.

      The Company also has a 3.52% interest in the Seabrook 1 nuclear power plant located in Seabrook, New Hampshire, to provide for a portion of the capacity and energy needs of Cambridge Electric Light Company (Cambridge) and Commonwealth Electric Company (Commonwealth Electric), each of which are retail distribution companies and wholly-owned subsidiaries of the System. The plant has a rated capacity of 1,150 MW.

      For additional information pertaining to the Company's relationship with the system's retail distribution companies, together with more extensive disclosures on the Company's participation in the Seabrook plant and with other sources of power procurement, refer to the "Power Contracts" and "Power Supply Commitments and Support Agreements" sections of this Item 1 and Note 5 of Notes to Financial Statements filed under Item 8 of this report.

      New England Power Pool

      The Company, together with other electric utility companies in the New England area, is a member of the New England Power Pool (NEPOOL), which was formed in 1971 to provide for the joint planning and operation of electric systems throughout New England.

      NEPOOL operates a centralized dispatching facility to ensure reliability of service and to dispatch the most economically available generating units of the member companies to fulfill the region's energy requirements. This concept is accomplished by use of computers to monitor and forecast load requirements and provide for economic dispatching of generation. In the past, this has required that Canal Unit 1 operate whenever possible since it is one of the most efficient oil-fired units in the country. Canal Unit 2
                                     PAGE 4

                            CANAL ELECTRIC COMPANY

 is designed for cycling operation which provides for economic changes in unit load permitting reduced generation during nights and weekends when demand is lowest. It has performed as one of New England's most efficient units in this type of service.

      The Company and the System's other electric subsidiaries are also members of the Northeast Power Coordinating Council (NPCC), an advisory organization which includes the major power systems in New England and New York plus the provinces of Ontario and New Brunswick in Canada. NPCC establishes criteria and standards for reliability and serves as a vehicle for coordination in the planning and operation of these systems in enhancing reliability.

      Regulation

      The Company is a "public utility" within the meaning of Part II of the Federal Power Act and is subject to regulations thereunder by the FERC as to rates, accounting and other matters. The Company is subject to regulation by the DPU as to the issuance of securities.

      Fuel Supply

      (a) Oil

      Effective July 1, 1993, the Company executed a twenty-two month contract with Coastal Oil New England, Inc. (Coastal) for the purchase of residual fuel oil. The contract provides for delivery of a set percentage of the Company's fuel requirement, the balance (a maximum of 20%) to be met by spot purchases or by Coastal at the discretion of the Company.

      Energy Supply and Credit Corporation (ESCO Massachusetts, Inc.) operates the Company's oil terminal and manages the purchase, receipt and payment of oil under assignment of the Company's supply contracts to ESCO
 Massachusetts, Inc. Oil in the terminal's shore tanks is held in inventory by ESCO Massachusetts, Inc. and delivered upon demand to the Company's day tanks.

      Fuel oil storage facilities at the Canal site have a capacity of 1,199,000 barrels, representing approximately 60 days of normal operation of the two units. During 1993, ESCO maintained an average daily inventory of 583,000 barrels of fuel oil which represents 30 days of normal operation of the two units. This supply is maintained by tanker deliveries approximately every ten to fifteen days.

      For a discussion on the cost of fuel oil, refer to "Management's Discussion and Analysis of Results of Operations" filed under Item 7 of this report.

      (b) Nuclear Fuel

      The nuclear fuel contract and inventory information for Seabrook 1 has been furnished to the Company by North Atlantic Energy Services Corporation (NAESCO), the plant manager responsible for operation of the unit.
                                    PAGE 5

                            CANAL ELECTRIC COMPANY

      The supply of fuel for nuclear generating plants generally involves the acquisition of uranium concentrates, its conversion to uranium hexafluoride, enrichment, fabrication of the nuclear fuel assemblies and, after its use in the reactor, its storage as spent fuel until final disposal by the federal government. Seabrook's requirement for each of these fuel components are 100% covered through 1999 by existing contracts.

      There are no spent fuel reprocessing or disposal facilities currently operating in the United States. Instead, commercial nuclear electric gener-ating units operating in the United States are required to retain high level wastes and spent fuel on-site. As required by the Nuclear Waste Policy Act of 1982 (the Act), as amended, the joint-owners entered into a contract with the Department of Energy for the transportation and disposal of spent fuel and high level radioactive waste at a national nuclear waste repository. Owners or generators of spent nuclear fuel or its associated wastes are required to bear all of the costs for such transportation and disposal through payment of a fee of approximately 1 mill/KWH based on net electric generation to the Nuclear Waste Fund. Under the Act, a temporary storage facility for nuclear waste was anticipated to be in operation by 1998; a reassessment of the project's schedule requires extending the completion date of the permanent facility until at least 2010. Seabrook 1 is currently licensed for enough on-site storage to accommodate all spent fuel expected to be accumulated through the year 2010.

      Power Contracts

      The Company is a party to substantially identical life-of-the-unit power contracts with Boston Edison Company, Montaup Electric Company and New England Power Company (unaffiliated utilities), under which each is severally obligated to purchase one-quarter of the capacity and energy of Canal Unit 1. Commonwealth Electric and Cambridge are jointly obligated to purchase the remaining one-quarter of the unit's capacity and energy.
 Similar contracts are in effect between the Company and Commonwealth
 Electric and Cambridge under which those companies are jointly obligated to purchase the Company's entire share of the capacity and energy of Canal Unit
 2. The price of power is based on a two-part rate consisting of a demand charge and an energy charge. The demand charge covers all expenses except fuel costs and includes recovery of the original investment. It also provides for any adjustments to that investment over the economic lives of the units. The energy charge is based on the cost of fuel and is billed to each purchaser in proportion to its purchase of power. Purchasers are billed monthly. The power contracts are on file with the FERC.

      The Company's participation in various power arrangements is accomplished through the use of a Capacity Acquisition and Disposition Agreement (Agreement), a vehicle whereby bulk electric power is procured by the Company at the request of and for resale to its affiliates Commonwealth Electric and Cambridge. The Agreement allows the Company to act as agent for Commonwealth Electric and/or Cambridge in the procurement of additional capacity, or, to sell a portion of each company's entitlement in Unit 2. Exchange agreements are in place with several utilities whereby, in certain circumstances, it is possible to exchange capacity so that the mix of power improves the pricing for dispatch for both the seller and purchaser. Commonwealth Electric and Cambridge thus secure cost savings for their respective customers by planning for bulk power supply on a single system
                                    PAGE 6

                            CANAL ELECTRIC COMPANY

 basis. This Agreement, which has been accepted for filing as a rate schedule by the FERC, enables the Company to recover costs incurred in connection with any unit covered by such Agreement whether or not the unit becomes operational. Power contracts are in place, whereby the Company bills Commonwealth Electric and Cambridge for certain costs associated with units subject to this Agreement. Commonwealth Electric and Cambridge, in turn, bill those charges to retail customers through rates subject to DPU regulation. In accordance with applicable provisions of the Agreement, when a source of power satisfactory to Commonwealth Electric and/or Cambridge has been identified, a document, hereafter referred to as a Capacity Acquisition or Disposition Commitment (Commitment), referencing such source of power and binding the parties thereto to the terms of the Agreement is created. Currently, Commitments are in effect for Seabrook 1, Phase I and Phase II of the Hydro-Quebec Project, varying amounts of power acquired from Northeast Utilities (NU), a 50 MW exchange with Central Vermont Public Service and a 20 MW exchange with New England Power Company through October 1993, increased to 50 MW through April 1997.

      Power Supply Commitments and Support Agreements

      In response to solicitations by NU and other utilities, the Company, on behalf of Commonwealth Electric and Cambridge, agreed to purchase entitlements through short-term contracts in various selected generating units. The contracts with NU cover the purchase of varying amounts of power through October 1994. These and other bulk electric power purchases are necessary in order to fulfill the system's NEPOOL obligation and for the Company to acquire and deliver electric generating capacity to meet Commonwealth Electric and Cambridge requirements. For additional information, refer to "Transactions with Affiliates" in Note 1 of Notes to Financial Statements and to "Management's Discussion and Analysis of Results of Operations" filed under Items 8 and 7, respectively, of this report.

      The Company is party to support agreements for Phase I and Phase II of the Hydro-Quebec Project and is thereby obligated to pay its share of operating and capital costs for Phase II over a 25 year period ending in 2015. Future minimum lease payments for Phase II have an estimated present value of $14.2 million at December 31, 1993. In addition, the Company has an equity interest in Phase II which amounted to $3.9 million in 1993 and $4.2 million in 1992.

      Construction and Financing

      Information concerning the Company's financing and construction programs is contained in Note 5 of Notes to Financial Statements filed under Item 8 of this report.

      Environmental Matters

      The Company is subject to laws and regulations administered by federal, state and local authorities relating to the quality of the environment. These laws and regulations affect, among other things, the siting and operation of generating facilities, and will continue to impact future operations, capital costs and construction schedules.
                                    PAGE 7

                            CANAL ELECTRIC COMPANY

      The federal Clean Air Act, as amended, and certain state laws and regulations impose restrictions on air emissions. Some of these restrictions will become effective in 1995, and others by the year 2000. These laws and regulations have a particular impact on the cost of electric generating operations. As part of its emission reduction program, the Company has been burning more lower-sulphur content fuel oil at this plant. In addition, in October 1993, the Company reached an agreement with Montaup Electric Company (50% owner of Unit 2) and Algonquin Gas Transmission Company to build a natural gas pipeline that will serve Unit 2, subject to regulatory approvals. Unit 2 will be modified to burn gas in addition to oil. The project will improve air quality on Cape Cod, enable the plant to exceed the stringent 1995 air quality standards established by the Massachusetts Department of Environmental Protection and will also strengthen the Company's bargaining position as it seeks to secure the lowest-cost fuel for its customers. Plant conversion and pipeline construction are expected to be completed in 1996.

      Following the issuance of an environmental consent order in May 1993, the plant was subject to an intensive 26 week review by the Massachusetts Department of Environmental Protection. The on-site inspection of the plant ended in December 1993, with the plant meeting all state requirements. The plant will remain under state supervision and will be subject to unannounced emissions checks in order to ensure that the highest standards of air quality are maintained.

      Employees

      The Company has 124 regular employees, 88 (71%) are represented by the Utility Workers' Union of America, A.F.L.-C.I.O. The existing collective bargaining agreement expires on May 31, 1997. Employee relations have generally been satisfactory.

Item 2.  Properties

      The Company operates a generating station located at the eastern end of the Cape Cod Canal in Sandwich, Massachusetts. The station consists of two oil-fired steam electric generating units: Canal Unit 1 with a rated capacity of 569 MW, wholly-owned by the Company; and Canal Unit 2, with a rated capacity of 580 MW, jointly-owned by the Company and Montaup Electric Company, a wholly-owned subsidiary of Eastern Utilities Associates. In addition, the Company has a 3.52% joint-ownership interest (40.5 MW of capacity) in Seabrook 1. Refer to Note 3 of Notes to Financial Statements filed under Item 8 of this report for encumbrances relative to the Company's property.

 Item 3.  Legal Proceedings

      The Company is subject to legal claims and matters arising from its normal course of business, including its ownership interest in the Seabrook plant.
                                    PAGE 8

                            CANAL ELECTRIC COMPANY

                                   PART II.

Item 5. Market for the Registrant's Common Stock and Related Stockholder
        Matters

 (a)    Principal Market

        Not applicable. The Company is a wholly-owned subsidiary of Commonwealth Energy System.

 (b)    Number of Shareholders at December 31, 1993

        One

 (c)    Frequency and Amount of Dividends Declared in 1993 and 1992

                      1993                                1992
                             Per Share                              Per Share
        Declaration Date      Amount         Declaration Date        Amount

        January 28, 1993      $ 4.35         February 24, 1992       $ 3.15
        April 26, 1993          2.65         April 27, 1992            2.85
        July 26, 1993           2.62         July 20, 1992             2.50
        October 18, 1993        2.50         October 19, 1992          3.00
        December 29, 1993       8.54                                 $11.50
                              $20.66

        Reference is made to Note 6 of Notes to Financial Statements filed under Item 8 of this report for restrictions against the payment of cash dividends.

 (d) Future dividends may vary depending upon the Company's earnings and capital requirements as well as financial and other conditions existing at that time.
                                    PAGE 9

                            CANAL ELECTRIC COMPANY

Item 7. Management's Discussion and Analysis of Results of Operations

        The following is a discussion of certain significant factors which have affected operating revenues, expenses and net income during the periods included in the accompanying statements of income and is presented to facilitate an understanding of the results of operations. This discussion should be read in conjunction with the Notes to Financial Statements filed under Item 8 of this report.

        A summary of the period to period changes in the principal items included in the statements of income for the years ended December 31, 1993 and 1992 is shown below:
                                      Years Ended            Years Ended
                                      December 31,           December 31,
                                     1993 and 1992          1992 and 1991
                                              Increase (Decrease)
                                             (Dollars in Thousands)

Electric Operating Revenues        $(18 605)   (8.4)%   $ (22 163)     (9.1)%

Operating Expenses:
 Fuel used in production            (13 324)  (13.9)       (3 526)     (3.5)
 Electricity purchased for resale      (870)   (3.0)       (2 496)     (8.0)
 Other operation and maintenance     (1 561)   (3.9)      (14 183)    (26.3)
 Depreciation                        (1 658)  (11.0)          124       0.8
 Amortization                            -       -          4 653     378.3
 Taxes -
   Federal and state income          (2 856)  (24.3)          132       1.1
   Local property and other            (568)  (13.9)          633      18.4
                                    (20 837)  (10.5)      (14 663)     (6.9)

Operating Income                      2 232     9.8        (7 500)    (24.8)

Other Income                         (5 479)  (94.8)        4 477     343.9

Income Before Interest Charges       (3 247)  (11.4)       (3 023)     (9.6)

Interest Charges                        978    10.6        (3 392)    (26.9)

Net Income                         $ (4 225)  (19.6)    $     369       1.9

Unit Sales (MWH)
  Increase(Decrease)             (1 076 059)  (21.8)     (362 532)     (6.2)

The following is a summary of unit sales for the periods indicated:

                                    Unit Sales (MWH)
Period Ended                              Seabrook  Purchased
December 31,        Unit 1      Unit 2     Unit 1   For Resale      Total
    1993          2 382 716   1 275 305    318 694    446 316     4 423 031
    1992          3 173 668   1 590 643    273 859    460 920     5 499 090
    1991          3 453 950   1 723 584    241 033    443 055     5 861 622

                                    PAGE 10

                            CANAL ELECTRIC COMPANY

 Revenue, Fuel and Purchased Power

      Operating revenues for 1993 decreased by $18.6 million or 8.4% due primarily to a 21.8% decrease in unit sales and the resultant decline in the level of fuel costs.

      Unit sales decreased 21.8% due to the timing of scheduled maintenance on Units 1 and 2, the operation of the units at reduced capacity during emissions testing and a decrease in the level of purchases through short-term contracts on behalf of affiliated retail distribution companies. Also contributing to the decrease was the impact of the excess capacity situation which exists in New England. Somewhat offsetting the decline in unit sales was an increase in power available from Seabrook 1.

      During 1992, operating revenues decreased by $22.2 million or 9.1% due primarily to a 6.2% decrease in unit sales and a $6.9 million revenue decline associated with the operation of Seabrook 1. The reduction in Seabrook revenues included a $4 million refund to customers resulting from the 1992 Federal Energy Regulatory Commission (FERC) settlement which allows a 11.72% return on equity for the Company's investment in the Seabrook project.

      Unit sales decreased 6.2% during 1992 due primarily to the operation of Units 1 and 2 at reduced capacity during emissions testing and the excess capacity situation in New England. Somewhat offsetting the decline was increased power available from Seabrook 1 and a higher level of capacity purchases on behalf of affiliated retail distribution companies.

      Purchased power and transmission costs are included in operating expenses and result from the Company's role as wholesale agent to generate and procure bulk electric power for resale to its two affiliated retail distribution companies.

      Fuel, purchased power and transmission costs (included in other operation) represented approximately 56% of the total revenue dollar in 1993, 58% in 1992 and 56% in 1991 and averaged 2.58 cents per KWH in 1993 as compared to 2.33 cents in 1992 and 2.31 cents in 1991. The per barrel cost of oil averaged $14.02 in 1993, $12.95 in 1992 and $12.53 in 1991. In
 conformance with restrictions on air emissions, the Commonwealth of Massachusetts mandated a reduction in sulphur dioxide emissions requiring the periodic use of lower-sulphur (1%) content oil. In 1993, 1% oil averaged $15.16 per barrel, a 12.1% decrease from the $17.25 cost in 1992. However, lower-sulphur oil displaced 57.5% of the higher sulphur (2.2%) content oil as compared to 24% in 1992. This higher cost is included in the total average cost per barrel for 1993 and 1992 but 1% oil was not used in 1991. The price of oil is expected to average approximately $15.62 per barrel in 1994.
                                    PAGE 11

                            CANAL ELECTRIC COMPANY

 Other Operating Expenses

      Other operation includes the following:

                                         Years Ended December 31,
                                      1993        1992         1991
                                          (Dollars in millions)

 Other operation:                    $23.7        $27.0       $37.6
  Less:
   Seabrook 1 operations               4.6          5.7         9.2
   Hydro-Quebec Phase II
    transmission                       3.5          3.5         4.7
   Power purchased from affiliates     0.8          2.6         7.9
                                     $14.8        $15.2       $15.8

      After excluding the items noted above, other operation, net, decreased 2.6% in 1993 and 3.8% in 1992. The significant changes in power purchased from affiliates were due to a damaged service station transformer at the Company's Unit 1 from July 1991 through February 1992 which required the Company to buy power normally generated at the plant and a refund ($594,000) received in 1993 reflecting an overbilling which had occurred in December 1992. The refund was passed back to the Company's customers in 1993 and produced a corresponding reduction to revenues.

      The increase in maintenance expense in 1993 reflects the timing of a scheduled inspection and overhaul of the Unit 2 boiler, turbine and generator. Maintenance expense decreased in 1992 for both Units 1 and 2 as capital projects increased.

 Depreciation, Amortization and Taxes

      Depreciation expense decreased 11%, or approximately $1.7 million, during 1993 due to a revision to accrual rates used in determining depreciation expense and an extension of the depreciable life of Unit 1 from 1996 to 2002, resulting from a study conducted as of December 31, 1992. Depreciation expense increased in 1992 reflecting a higher level of plant-in-service.

      The fluctuation in amortization from 1991 to 1992 was due to a change in the recovery period of Seabrook 1 nonconstruction costs from one year to ten years pursuant to a settlement with the FERC in 1991. Amortization of these costs began with commercial operation of the unit in 1990.

      Income tax expense decreased approximately $2.9 million or 24.3% in 1993 due to a significantly lower level of pretax income offset, somewhat, by an increase in the federal income tax rate to 35%, retroactive to January 1, 1993. Income tax expense increased during 1992 due to a higher level of pretax income. The decrease in local property and other taxes during 1993 reflects lower rates and a refund ($306,000) associated with revisions to the nuclear station property tax assessed by the state of New Hampshire to
                                    PAGE 12

                            CANAL ELECTRIC COMPANY

 the joint-owners of Seabrook. The 1992 increase in local property and other taxes reflects an increase in the nuclear station property tax ($435,000), which was first charged to the Company during 1991 and higher tax rates in the Town of Sandwich.

 Other Income

      The significant decrease in other income during 1993 was due to the absence of: 1) an equity component of allowance for funds used during construction (AFUDC) resulting from an adjustment to reflect the 1992 FERC settlement which finalized recovery of the Company's investment in Seabrook 1; 2) interest income related to contested tax issues; and 3) the reversal of a reserve related to the Company's Seabrook investment which was determined to be fully recoverable pursuant to the aforementioned FERC settlement. Other income increased significantly during 1992 due to an increase in the equity component of AFUDC again related to the FERC settlement and an increase in interest income ($1,648,000) related to contested income tax issues and a decrease in other income deductions ($901,000) reflecting the reversal of the aforementioned reserve related to Seabrook.

 Interest Charges

      Total interest charges increased 10.6% during 1993 due to a signifi-cantly lower level of debt AFUDC reflecting the Seabrook settlement noted above. Other interest charges decreased $802,000, or approximately 44.8%, due to a lower average level of short-term debt and lower interest rates. Interest rates on bank borrowings averaged 3.4% during 1993 as compared to 4% for 1992. The 26.9% decrease in total interest charges during 1992 reflected an increase in the debt component of AFUDC as noted above, lower interest rates and a lower level of short-term debt.

 Early Retirement of Debt

      On December 1, 1993, the Company redeemed its Series D, 11.125% First Mortgage Bonds due December 1, 2007 totaling $9.3 million with short-term borrowings. The Company paid a premium of $279,000 on this early redemption and will amortize this amount to expense over the remaining original life of the retired issue.

 New Accounting Standards

      Effective January 1, 1993, the Company adopted the provisions of a new accounting standard, Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." For further information, refer to Note 7(b) of the Notes to Financial Statements.

      In 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" (SFAS 112). The Company is required to adopt this statement effective January 1, 1994. SFAS 112 requires employers to recognize the obligation to provide benefits to former or inactive employees after employment but before retirement (postemployment). Those benefits
                                    PAGE 13

                            CANAL ELECTRIC COMPANY

 include salary continuation, supplemental employment benefits, severance benefits, disability-related benefits and continuation of health care and life insurance coverage if each of the following conditions are met: 1) the obligation is attributable to employee services already rendered, 2) employ-ees' rights to those benefits accumulate or vest, 3) payment of the benefits is probable and 4) the cost of the benefits can be reasonably estimated.
 The Company believes that the adoption of the provisions of SFAS 112 will not have a material impact on its financial position or results of operations.

Item 8.  Financial Statements and Supplementary Data

      The Company's financial statements required by this item are filed herewith on pages 14 through 32 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None
                                    PAGE 14

                            CANAL ELECTRIC COMPANY

Item 8.       Financial Statements and Supplementary Data

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Canal Electric Company:

      We have audited the accompanying balance sheets of CANAL ELECTRIC COMPANY, (a Massachusetts corporation and wholly-owned subsidiary of Commonwealth Energy System) as of December 31, 1993 and 1992, and the related statements of income, retained earnings and cash flows for each of the three years in the period ended December 31, 1993. These financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Canal Electric Company as of December 31, 1993 and 1992, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles.

      As discussed in Note 7 to the financial statements, effective January 1, 1993, the Company changed its method of accounting for costs associated with postretirement benefits other than pensions.

      Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the index to financial statements and schedules are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                                  ARTHUR ANDERSEN & CO.
                                                  Arthur Andersen & Co.
Boston, Massachusetts,
February 17, 1994.
                                    PAGE 15

                            CANAL ELECTRIC COMPANY
                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES



                                   PART II.


FINANCIAL STATEMENTS

  Balance Sheets at December 31, 1993 and 1992

  Statements of Income for the Years Ended December 31, 1993, 1992 and 1991

  Statements of Retained Earnings for the Years Ended December 31, 1993, 1992 and 1991

  Statements of Cash Flows for the Years Ended December 31, 1993, 1992 and
  1991

  Notes to Financial Statements


                                   PART IV.


SCHEDULES

  III Investments In, Equity Earnings of, and Dividends Received From Related Parties for the Years Ended December 31, 1993, 1992 and 1991

  V Property, Plant and Equipment for the Years Ended December 31, 1993, 1992 and 1991

  VI Accumulated Depreciation of Property, Plant and Equipment and Amortization of Nuclear Fuel for the Years Ended December 31, 1993, 1992 and 1991

  IX    Short-Term Borrowings for the Years Ended December 31, 1993, 1992 and
        1991

SCHEDULES OMITTED

  All other schedules are not submitted because they are not applicable or required or because the required information is included in the financial statements or notes thereto.
                                    PAGE 16

                            CANAL ELECTRIC COMPANY
                                BALANCE SHEETS
                          DECEMBER 31, 1993 AND 1992

                                    ASSETS



                                                           1993       1992
                                                        (Dollars in Thousands)

PROPERTY, PLANT AND EQUIPMENT, at original cost         $404 768   $402 595
  Less - Accumulated depreciation
    and amortization                                     137 720    124 062
                                                         267 048    278 533
  Add - Construction work in progress                      2 501      1 625
        Nuclear fuel in process                            1 641        155
                                                         271 190    280 313

LEASED PROPERTY, net (Note 8)                             14 150     14 868

INVESTMENTS
  Equity in corporate joint venture                        3 861      4 170

CURRENT ASSETS
  Cash                                                        12        446
  Accounts receivable -
    Affiliated companies                                  12 215     11 754
    Other                                                  9 549      9 497
  Unbilled revenues                                          659        883
  Inventories, at average cost
    Electric production fuel oil                             663      2 496
    Materials and supplies                                 1 471      1 460
  Prepaid taxes -
    Income                                                   720        -
    Property                                                 891        872
  Other                                                    1 472      1 086
                                                          27 652     28 494

DEFERRED CHARGES (Notes 1, 5 and 7)
  Seabrook 1                                               9 002      9 931
  Seabrook 2                                               6 937      8 792
  Other                                                   11 509     11 454
                                                          27 448     30 177

                                                        $344 301   $358 022







                                    PAGE 17

                            CANAL ELECTRIC COMPANY
                                BALANCE SHEETS
                          DECEMBER 31, 1993 AND 1992

                        CAPITALIZATION AND LIABILITIES

                                                           1993        1992
                                                        (Dollars in Thousands)

CAPITALIZATION
  Common Equity -
    Common stock, $25 par value -
       Authorized - 2,328,200 shares
       Outstanding - 1,523,200 shares, wholly-owned
       by Commonwealth Energy System (Parent)            $ 38 080    $ 38 080
    Amounts paid in excess of par value                     8 321       8 321
    Retained earnings (Note 6)                             48 151      64 498
                                                           94 552     110 899
  Long-term debt, including premiums, less
    current sinking fund requirements (Note 3)             88 446      98 478
                                                          182 998     209 377

CAPITAL LEASE OBLIGATIONS (Note 8)                         13 575      14 270

CURRENT LIABILITIES
  Interim Financing - (Note 3)
    Notes payable to banks                                 28 000      19 350
    Advances from affiliates                                8 310       3 720
                                                           36 310      23 070
  Other Current Liabilities -
    Current sinking fund requirements                       1 110       1 108
    Accounts payable -
       Affiliated companies                                 1 829       2 015
       Other                                               15 244      16 149
    Accrued taxes -
       Local property and other                               923         934
       Income                                                 460         730
    Capital lease obligations (Note 8)                        575         598
    Accrued interest and other                              3 547       2 268
                                                           23 688      23 802
                                                           59 998      46 872

DEFERRED CREDITS
  Accumulated deferred income taxes                        70 854      70 487
  Unamortized investment tax credits                       13 360      14 075
  Other                                                     3 516       2 941
                                                           87 730      87 503

COMMITMENTS AND CONTINGENCIES (Note 5)

                                                         $344 301    $358 022


The accompanying notes are an integral part of these financial statements.
                                    PAGE 18

                            CANAL ELECTRIC COMPANY
                             STATEMENTS OF INCOME
             FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991


                                               1993        1992       1991
                                                 (Dollars in Thousands)

ELECTRIC OPERATING REVENUES (Note 1)
  Sales to affiliated companies              $133 060    $144 214   $160 454
  Sales to non-affiliated companies            70 000      77 451     83 374
                                              203 060     221 665    243 828

OPERATING EXPENSES
  Fuel used in production                      82 624      95 948     99 474
  Electricity purchased for
    resale (Note 1)                            27 977      28 847     31 343
  Other operation                              23 694      27 019     37 606
  Maintenance                                  14 561      12 797     16 393
  Depreciation                                 13 361      15 019     14 895
  Amortization                                  3 423       3 423     (1 230)
  Taxes -
    Income (Note 2)                             8 893      11 749     11 617
    Local property                              2 720       3 392      2 748
    Payroll and other                             790         686        697
                                              178 043     198 880    213 543

OPERATING INCOME                               25 017      22 785     30 285

OTHER INCOME
  Allowance for equity funds used
    during construction                           -         1 827        -
  Other, net                                      300       3 952      1 302
                                                  300       5 779      1 302

INCOME BEFORE INTEREST CHARGES                 25 317      28 564     31 587

INTEREST CHARGES
  Long-term debt                                9 267       9 403      9 416
  Other interest charges                          989       1 791      3 361
  Allowance for borrowed funds used
    during construction                           (61)     (1 977)      (168)
                                               10 195       9 217     12 609

NET INCOME                                   $ 15 122    $ 19 347   $ 18 978








The accompanying notes are an integral part of these financial statements.
                                    PAGE 19

                            CANAL ELECTRIC COMPANY
                        STATEMENTS OF RETAINED EARNINGS
             FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991





                                              1993        1992        1991
                                                (Dollars in Thousands)

Balance at beginning of year                 $64 498     $62 668     $60 445

Add (Deduct)
  Net income                                  15 122      19 347      18 978
  Cash dividends on common stock             (31 469)    (17 517)    (16 755)

Balance at end of year                       $48 151     $64 498     $62 668



































The accompanying notes are an integral part of these financial statements.
                                    PAGE 20

                            CANAL ELECTRIC COMPANY
                           STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

                                                1993       1992       1991
                                                  (Dollars in Thousands)
OPERATING ACTIVITIES
  Net income                                  $ 15 122   $ 19 347   $ 18 978
  Effects of non-cash items -
    Depreciation and amortization               20 333     22 138     17 488
    Deferred income taxes                        1 445      3 950      3 866
    Investment tax credits                        (715)      (744)      (729)
    Allowance for equity funds used
       during construction                         -       (1 827)       -
    Earnings from corporate joint venture         (573)      (620)    (1 195)
  Dividends from corporate joint venture           882        822        277
  Change in working capital, exclusive
    of cash and interim financing -
       Accounts receivable                        (513)     1 304      3 087
       Unbilled revenues                           224       (193)       176
       Accrued income taxes, net                  (990)     1 313     (2 710)
       Local property and other taxes, net         (30)      (526)       326
       Accounts payable and other                1 603     (2 491)    (1 103)
  All other operating items, net                (2 326)    (2 988)     1 405

Net cash from operating activities              34 462     39 485     39 866

INVESTING ACTIVITIES
  Additions to property, plant and
    equipment (exclusive of AFUDC) -            (6 574)    (5 474)    (4 889)
  Allowance for borrowed funds used
    during construction                            (61)    (1 977)      (168)

Net cash used for investing activities          (6 635)    (7 451)    (5 057)

FINANCING ACTIVITIES
  Proceeds from (payment of)
    short-term borrowings                        8 650    (13 850)   (16 800)
  Proceeds from (payment of) affiliate
    borrowings                                   4 590        215     (1 085)
  Payment of dividends                         (31 469)   (17 517)   (16 755)
  Long-term debt issue refunded                 (9 300)       -          -
  Retirement of long-term debt through
    sinking funds                                 (732)      (436)      (327)

Net cash used for financing activities         (28 261)   (31 588)   (34 967)

Net increase (decrease) in cash                   (434)       446       (158)
Cash at beginning of period                        446        -          158
Cash at end of period                         $     12   $    446   $    -



The accompanying notes are an integral part of these financial statements.
                                    PAGE 21

                            CANAL ELECTRIC COMPANY
                         NOTES TO FINANCIAL STATEMENTS

(1)    Significant Accounting Policies

       (a) General and Regulatory

       Canal Electric Company (the Company) is a wholly-owned subsidiary of Commonwealth Energy System. The parent company is referred to in this report as the "System" and together with its subsidiaries is referred to as "the system." The Company is regulated as to rates, accounting and other matters by various authorities including the Federal Energy Regulatory Commission (FERC) and the Massachusetts Department of Public Utilities
 (DPU). The System is an exempt holding company under the provisions of the Public Utility Holding Company Act of 1935 and, in addition to its investment in the Company, has interests in other utility companies and several non-regulated companies.

       The Company has established various regulatory assets in cases where the DPU and/or the FERC have permitted, or are expected to permit, recovery of specific costs over time. At December 31, 1993, principal regulatory assets included in deferred charges were $15.5 million for abandonment and nonconstruction costs related to the Seabrook project and $7.3 million related to deferred income taxes.

       (b) Reclassifications

       Certain prior year amounts are reclassified from time to time to conform with the presentation used in the current year's financial statements.

       (c) Transactions with Affiliates

       Transactions between the Company and other system companies include purchases and sales of electricity, including the Company's acquisition and resale of capacity entitlements and related energy generated by certain units of other New England utilities. The Company functions as the principal supplier of electric generation capacity for and on behalf of affiliates Cambridge Electric Light Company (Cambridge) and Commonwealth Electric Company (Commonwealth Electric) including abandonment and nonconstruction costs related to the Seabrook project. In addition, payments for management, accounting, data processing and other services are made to affiliate COM/Energy Services Company. Transactions with other system companies are subject to review by the FERC and the DPU.

       The Company's operating revenues included the following intercompany amounts for the periods indicated:

 Period Ended       Electricity Sales                         Seabrook Units
 December 31,         (Canal Units)       Purchased Power        and Other
                                     (Dollars in Thousands)

     1993               $53 174              $31 777             $48 109
     1992                60 440               32 592              51 182
     1991                65 756               36 337              58 361
                                    PAGE 22

                            CANAL ELECTRIC COMPANY

       (d) Other Major Customers

       The Company is a wholesale electric generating company which sells power under life-of-the-unit contracts, approved by FERC to Boston Edison Company, Montaup Electric Company and New England Power Company,
 (unaffiliated utilities). Each utility is obligated to purchase one-quarter of the capacity and energy of Canal Unit 1.

       (e) Equity Method of Accounting

       The Company uses the equity method of accounting for its 3.8% invest-ment in the New England/Hydro-Quebec Phase II transmission facilities due, in part, to its ability to exercise significant influence over operating and financial policies of the entity. Under this method, it records as income the proportionate share of the net earnings of this project with a corre-sponding increase in the carrying value of the investment. The investment amount is reduced as cash dividends are received. For further information on this investment, refer to Schedule III in Part IV of this report.

       (f) Depreciation and Nuclear Fuel Amortization

       Depreciation is provided using the straight-line method at rates intended to amortize the original cost and the estimated cost of removal less salvage of properties over their estimated economic lives. The Company's composite depreciation rate, based on average depreciable property in service, was 3.47% in 1993 and 3.92% in 1992 and 1991. The depreciable life of Unit 1 was extended from 1996 to 2002 and resulted in a decrease in depreciation expense of approximately $1.7 million in 1993.

       The cost of nuclear fuel is amortized to fuel expense based on the quantity of energy produced. Nuclear fuel expense also includes a provision for the costs associated with the ultimate disposal of the spent nuclear fuel.

       (g) Maintenance

       Expenditures for repairs of property and replacement and renewal of items determined to be less than units of property are charged to maintenance expense. Additions, replacements and renewals of property considered to be units of property, are charged to the appropriate plant accounts. Upon retirement, accumulated depreciation is charged with the original cost of property units and the cost of removal net of salvage.

       (h) Allowance for Funds Used During Construction

       Under applicable rate-making practices, the Company is permitted to include an allowance for funds used during construction (AFUDC) as an element of its depreciable property costs. This allowance is based on the amount of construction work in progress that is not included in the rate base on which the Company earns a return. An amount equal to the AFUDC capitalized in the current period is reflected in the accompanying Statements of Income.

       While AFUDC does not provide funds currently, these amounts are recoverable in revenues over the service life of the constructed property.
                                    PAGE 23

                            CANAL ELECTRIC COMPANY

 The Company develops rates based upon its current cost of capital and used a compound rate of 3.75% in 1993, 4.75% in 1992 and 6.5% in 1991.

(2)    Income Taxes

       For financial reporting purposes, the Company provides federal and state income taxes on a separate return basis. However, for federal income tax purposes, the Company's taxable income and deductions are included in the consolidated income tax return of the System and it makes tax payments or receives refunds on the basis of its tax attributes in the tax return in accordance with applicable regulations.

       The following is a summary of the provisions for income taxes for the years ended December 31, 1993, 1992 and 1991:

                                             1993        1992        1991
                                              (Dollars in Thousands)
 Federal:
    Current                                $ 7 192      $ 7 636    $ 7 454
    Deferred                                 1 476        3 506      2 890
    Investment tax credits                    (715)        (744)      (729)
                                             7 953       10 398      9 615

 State:
    Current                                  1 181        1 147      1 366
    Deferred                                   (31)       1 048        976
                                             1 150        2 195      2 342
                                             9 103       12 593     11 957

 Amortization of regulatory liability
  relating to deferred income taxes            -           (604)       -

 Total                                     $ 9 103      $11 989    $11 957

 Federal and state income taxes
    charged to:
      Operating expense                    $ 8 893      $11 749    $11 617
      Other income                             210          240        340
                                           $ 9 103      $11 989    $11 957

    Effective January 1, 1992, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109). SFAS No. 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect in the year in which the differences are expected to reverse.
                                    PAGE 24

                            CANAL ELECTRIC COMPANY

    Accumulated deferred income taxes consisted of the following in 1993 and 1992:

                                                    1993         1992
                                                  (Dollars in Thousands)
       Liabilities
            Property-related                      $78 571      $75 948
            Seabrook nonconstruction                6 017        8 175
            All other                               1 497        1 477
                                                   86 085       85 600

       Assets
            Investment tax credit                   8 623        8 733
            Regulatory liability                    5 189        4 903
            All other                               2 047        1 957
                                                   15 859       15 593

    Accumulated deferred income taxes, net        $70 226      $70 007

    The net year-end deferred income tax liability above is net of a current deferred tax asset of $628,000 in 1993 and $480,000 in 1992 which was included in prepaid income taxes in the accompanying Balance Sheets.

    The following table, detailing the significant timing differences for 1991 which resulted in deferred income taxes, is required to be disclosed pursuant to accounting standards for income taxes in effect prior to adoption of SFAS No. 109:

                                                            1991
                                                   (Dollars in Thousands)

 Seabrook nonconstruction costs                            $ 1 179
 Recovery of Seabrook 2                                       (826)
 Accelerated depreciation for tax purposes                   4 308
 Capitalized interest during construction                     (698)
 Seabrook 2 accretion                                          340
 Other                                                        (437)
   Deferred income tax provision                           $ 3 866

       The total income tax provision set forth on the previous page represents 38% in 1993 and 1992, and 39% in 1991 of income before such taxes. The following table reconciles the statutory federal income tax rate
                                    PAGE 25

                            CANAL ELECTRIC COMPANY

 to these percentages:

                                                    1993      1992     1991

 Federal statutory rate                              35%       34%      34%

 Increase (Decrease) from statutory rate:
       State tax net of federal
          tax benefit                                 3         5        5
       Amortization of investment
          tax credits                                (3)       (2)      (2)
       Allowance for equity funds
          used during construction                    -        (2)       -
       Tax versus book depreciation                   5         4        3
       Other                                         (2)       (1)      (1)

 Effective federal tax rate                          38%       38%      39%

       As a result of the Revenue Reconciliation Act of 1993, the Company's federal income tax rate increased to 35% effective January 1, 1993.

(3)    Long-Term Debt and Interim Financing

       (a) Long-Term Debt

       Long-term debt outstanding, exclusive of current sinking fund requirements and related premiums, collateralized by substantially all of the Company's property, is as follows:

                                       Original     Balance December 31,
                                        Issue         1993          1992
                                             (Dollars in Thousands)
 First Mortgage Bonds -
   Series A, 7%, due 1996              $19 000      $ 4 560       $ 5 320
   Series B, 8.85%, due 2006            35 000       34 650        34 650
   Series D, 11 1/8%, due 2007           9 300          -           9 300
   Series E, 7 3/8%, due 2020           10 000       10 000        10 000
   Series F, 9 7/8%, due 2020           40 000       40 000        40 000
                                                    $89 210       $99 270

       The Series A First Mortgage Bonds require an annual sinking fund payment of $760,000 with an option to retire an additional $95,000 per quarter.

       The Series B First and General Mortgage Bonds require an annual sinking fund payment of $350,000. The requirement may be met by payment, repurchase of bonds or certification of an amount of property additions equal to 60% of bondable property (as that term is defined in the indenture). The Company expects to certify additional bondable property in lieu of making sinking fund payments on these bonds.

       The Series E and Series F First and General Mortgage Bonds were issued in conjunction with The Industrial Development Authority of the State of New Hampshire issuing Solid Waste Disposal Bonds and Pollution Control Bonds,
                                    PAGE 26

                            CANAL ELECTRIC COMPANY

 respectively. The bonds were issued pursuant to a Loan and Trust Agreement dated December 1, 1990 among the Authority, the Company and the First National Bank of Boston, the Trustee.

       (b) Notes Payable to Banks

       The Company and other system companies maintain both committed and uncommitted lines of credit for the financing of their construction programs, on a short-term basis, and for other corporate purposes. As of December 31, 1993, system companies had $115 million of committed lines of credit that will expire at varying intervals in 1994. These lines are normally renewed upon expiration and require annual fees of up to .1875% of the individual line. At December 31, 1993, the uncommitted lines of credit totaled $70 million. Interest rates on the outstanding borrowings generally are at an adjusted money market rate. The Company's notes payable to banks totaled $28,000,000 and $19,350,000 at December 31, 1993 and 1992,
 respectively.

       (c) Advances from Affiliates

       At December 31, 1993 the Company had no notes payable to the System. The Company had short-term notes payable to the System totaling $2,840,000 at December 31, 1992. These notes are written for a term of eleven months and twenty-nine days. Interest is at the prime rate (6% at December 31, 1992) and is adjusted for changes in the rate during the term of the notes.

       The Company is a member of the COM/Energy Money Pool (the Pool), an arrangement among the subsidiaries of the System, whereby short-term cash surpluses are used to help meet the short-term borrowing needs of the utility subsidiaries. In general, lenders to the Pool receive a higher rate of return than they otherwise would on such investments, while borrowers pay a lower interest rate than that available from banks. At December 31, 1993 and 1992, the Company had borrowings from the Pool totaling $8,310,000 and $880,000, respectively.

       (d) Disclosures About Fair Value of Financial Instruments

       As required by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," the fair value of certain financial instruments included in the accompanying Balance Sheets as of December 31, 1993 and 1992 are as follows:

                                  1993                  1992
                                     (Dollars in Thousands)

                           Carrying    Fair       Carrying    Fair
                             Value    Value         Value    Value

    Long-Term Debt          $89 556  $104 325      $99 586  $109 586

    The carrying amount of cash, notes payable to banks and advances from affiliates approximates the fair value because of the short maturity of these financial instruments.
                                    PAGE 27

                            CANAL ELECTRIC COMPANY

    The estimated fair value of long-term debt is based upon quoted market prices of the same or similar issues or on the current rates offered for debt with the same remaining maturity. The fair values shown above do not purport to represent the amounts at which those obligations would be settled.

(4) Supplemental Disclosures of Cash Flow Information

    The Company's supplemental information concerning cash flow activities is as follows:
                                             1993        1992        1991
                                              (Dollars in Thousands)
 Interest paid (net of
   capitalized amounts)                    $ 9 704     $ 8 464     $12 529
 Income taxes paid                           9 467       8 123      11 072

(5)    Commitments and Contingencies

       (a) Construction

       The Company is engaged in a continuous construction program presently estimated at $64.8 million for the five-year period 1994 through 1998. Of that amount, $13.2 million is estimated for 1994. The Company's program is subject to periodic review and revision.

       (b) Seabrook Nuclear Power Plant

       The system's 3.52% interest in the Seabrook nuclear power plant is owned by the Company to provide for a portion of the capacity and energy needs of Cambridge and Commonwealth Electric. The Company is recovering 100% of its Seabrook 1 investment through a power contract with Cambridge and Commonwealth Electric pursuant to FERC approval.

       Pertinent information with respect to the Company's joint-ownership interest in Seabrook 1 and information relating to operating expenses which are included in the accompanying financial statements are as follows:

                                         1993              1992
                                         (Dollars in Thousands)

    Utility plant-in-service           $233 140          $233 651
    Nuclear fuel                         18 514            17 083
    Accumulated depreciation
      and amortization                  (34 771)          (25 382)
    Construction work in progress           881               623
                                       $217 764          $225 975
                                    PAGE 28

                            CANAL ELECTRIC COMPANY

                                     1993       1992        1991
                                        (Dollars in Thousands)
    Operating expenses:
     Fuel                         $ 3 853     $ 3 952     $ 4 337
     Other operation                4 580       5 705       9 239
     Maintenance                      893       1 508       1 601
     Depreciation                   6 522       6 426       7 214
     Amortization                   1 319       1 320      (3 333)
                                  $17 167     $18 911     $19 058

       Plant capacity (MW)          1,150        In-service date    1990
       Canal's share:                            Operating license
        Percent interest             3.52%        expiration date   2026
        Entitlement (MW)             40.5

       The Company and the other joint-owners have established a Seabrook Nuclear Decommissioning Financing Fund to cover post-operational decommissioning costs. For the years 1993, 1992 and 1991, the Company paid $259,000, $235,000 and $181,000, respectively, as its share of the cost of this fund. The estimated cost to decommission the plant is $366 million. The Company's share, less its share of the market value of the decommissioning trust, would amount to approximately $11.6 million.

       (c)Power Contracts

       In response to solicitations made to NEPOOL member companies by Northeast Utilities (NU) and other utilities, the Company, on behalf of Commonwealth Electric and Cambridge, agreed to purchase entitlements through short-term contracts. These power contracts have been entered into with NU to purchase varying amounts of power through October 1994. These and other bulk electric power purchases are necessary in order to fulfill the system's NEPOOL obligation and for the Company to acquire and deliver electric generating capacity to meet Commonwealth Electric and Cambridge requirements.

       (d)Environmental Matters

       The Company is subject to laws and regulations administered by federal, state and local authorities relating to the quality of the environment. These laws and regulations affect, among other things, the siting and operation of electric generating and transmission facilities and can require the installation of expensive air and water pollution control equipment. These regulations have had an impact upon the Company's operations in the past and will continue to have an impact upon future operations, capital costs and construction schedules of major facilities.

(6)    Dividend Restriction

       At December 31, 1993, approximately $43,415,000 of retained earnings was restricted against the payment of cash dividends by terms of the Indenture of Trust securing long-term debt.
                                    PAGE 29

                            CANAL ELECTRIC COMPANY

(7)    Employee Benefit Plans

       (a) Pension

       The Company has a noncontributory pension plan covering substantially all regular employees who have attained the age of 21 and have completed a year of service. Pension benefits are based on an employee's years of service and compensation. The Company makes monthly contributions to the plan consistent with the funding requirements of the Employee Retirement Income Security Act of 1974.

       Components of pension expense were as follows:

                                        1993      1992      1991
                                         (Dollars in Thousands)

 Service cost                         $   384   $   319  $   343
 Interest cost                            960       799      676
 Return on plan assets                 (1 741)   (1 138)  (2 119)
 Net amortization and deferral            913       386    1 508
 Total pension expense                    516       366      408
 Transfers from affiliates, net           145       181      172
 Less: Amounts capitalized and other      160       150      147

 Net pension expense                  $   501   $   397  $   433

    The following economic assumptions were used to measure year-end obliga-tions and the estimated pension expense for the subsequent year:

                                         1993      1992     1991

 Discount rate                           7.25%     8.50%    8.50%
 Assumed rate of return                  8.50      8.50     8.50
 Rate of increase in future compensation 4.50      5.50     5.50

    Pension expense reflects the use of the projected unit credit method which is also the actuarial cost method used in determining future funding of the plan. The funded status of the Company's pension plan (using a measurement date of December 31) is as follows:
                                              1993     1992
                                          (Dollars in Thousands)
 Accumulated benefit obligation:
       Vested                              $ (9 333)  $(6 525)
       Nonvested                             (1 614)     (914)
                                           $(10 947)  $(7 439)

 Projected benefit obligation              $(13 668)  $(9 898)
 Plan assets at fair market value            12 906    11 257
 Projected benefit obligation less
       (greater) than plan assets              (762)    1 359
 Unamortized transition obligation              138       156
 Unrecognized prior service cost                532       370
 Unrecognized gain                             (248)   (2 174)
 Accrued pension cost                      $   (340)  $  (289)

                                    PAGE 30

                            CANAL ELECTRIC COMPANY

       Plan assets consist primarily of fixed income and equity securities. Fluctuations in the fair market value of plan assets will affect pension expense in future years. The increase in the accumulated benefit obligation and the projected benefit obligation from December 31, 1992 to December 31, 1993 was primarily due to a reduction of the discount rate in light of current interest rates.

       (b) Other Postretirement Benefits

       Through December 31, 1992, the Company provided postretirement health care and life insurance benefits to all eligible retired employees. Employees became eligible for these benefits if their age plus years of service at retirement equaled 75 or more provided, however, that such service was performed for the Company or another subsidiary of the System. As of January 1, 1993, the Company eliminated postretirement health care benefits for those non-bargaining employees who were less than 40 years of age or had less than 12 years of service at that date. Under certain circumstances, eligible employees are now required to make contributions for postretirement benefits. Certain bargaining employees are also participating under these new eligibility requirements.

       Effective January 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions" (SFAS No.106). This new standard requires the accrual of the expected cost of such benefits during the employees' years of service and the recognition of an actuarially determined postretirement benefit obligation earned by existing retirees. The assumptions and calculations involved in determining the accrual and the accumulated postretirement benefit obligation (APBO) closely parallel pension accounting requirements. The cumulative effect of implementation of SFAS No. 106 as of January 1, 1993 was approximately $5 million which is being amortized over twenty years. Prior to 1993, the cost of postretirement benefits was recognized as the benefits were paid. The cost of retiree medical care and life insurance benefits under the traditional pay-as-you-go method totaled $131,000 in 1992 and $112,000 in 1991.

       In 1993, the Company began making contributions to various voluntary employee beneficiary association (VEBA) trusts that were established pursuant to section 501(c)9 of the Internal Revenue Code (the Code). The Company also made contributions to a sub-account of its pension plan pursuant to section 401(h) of the Code to satisfy a portion of its postretirement benefit obligation. The Company contributed approximately $684,000 to these trusts during 1993.

       The net periodic postretirement benefit cost for the year ended
                                    PAGE 31

                            CANAL ELECTRIC COMPANY

 December 31, 1993 included the following components:

                                                 1993
                                          (Dollars in Thousands)
    Service cost                               $  169
    Interest cost                                 428
    Return on plan assets                         (35)
    Amortization of transition obligation
      over 20 years                               249
    Net amortization and deferral                   1
    Total postretirement benefit cost             812
    Less: Amounts capitalized and other           536
      Net postretirement benefit cost          $  276

    The funded status of the Company's postretirement benefit plan using a measurement date of December 31, 1993 is as follows:

                                                 1993
                                          (Dollars in Thousands)

    Accumulated postretirement benefit obligation:
      Retirees                                 $ (2 596)
      Active participants                        (2 735)
                                                 (5 331)
    Plan assets at fair market value                636
    Projected postretirement benefit obligation
      greater than plan assets                   (4 695)
    Unamortized transition obligation             4 722
    Unrecognized gain                               (27)
                                               $    -

    In determining its estimated APBO and the funded status of the plan, the Company assumed a discount rate of 7.25%, an expected long-term rate of return on plan assets of 8.5%, and a medical care cost trend rate of 9%, which gradually decreases to 5% in the year 2007 and remains at that level thereafter. The estimate also reflects a trend rate of 14.9% for reimbursement of Medicare Part B premiums which decreases to 5% by 2007 and a dental care trend rate of 5% in all years. A one percent change in the medical trend rate would have a $100,000 impact on the Company's annual expense (interest component-$60,000; service cost-$40,000) and would change the accumulated benefit obligation by approximately $755,000.

    Plan assets consist primarily of fixed income and equity securities. Fluctuations in the fair market value of plan assets will affect postretirement benefit expense in future years.

    (c) Savings Plan

    The Company has an Employees Savings Plan that provides for Company contributions equal to contributions by eligible employees up to four percent of each employee's compensation rate. Effective January 1, 1993, the rate was increased to five percent for those employees no longer eligible for postretirement benefits other than pensions. The Company's contribution was $234,000 in 1993, $197,000 in 1992 and $185,000 in 1991.
                                    PAGE 32

                            CANAL ELECTRIC COMPANY

(8) Lease Obligations

    The Company leases equipment and office space under arrangements that are classified as operating leases. These lease agreements are for terms of one year or longer. Leases currently in effect contain no provisions which prohibit the Company from entering into future lease agreements or obligations.

    The Company has entered into support agreements with other participating New England utilities for 3.8% of the Hydro-Quebec Phase II transmission facilities and makes monthly support payments to cover depreciation and interest costs.

    Future minimum lease payments, by period and in the aggregate, of capital leases and non-cancelable operating leases consisted of the following at December 31, 1993:
                                      Operating Leases  Capital Leases
                                           (Dollars in Thousands)

 1994                                     $  438         $ 2 100
 1995                                        372           2 036
 1996                                        359           1 975
 1997                                        359           1 912
 1998                                        359           1 851
 Beyond 1998                               1 076          23 970
 Total future minimum lease payments      $2 963          33 844
 Less:Estimated interest element
   included therein                                       19 694
 Estimated present value of future
   minimum lease payments                                $14 150

       Total rent expense for all operating leases, except those with terms of a month or less, amounted to $438,000 in 1993 and $452,000 in 1992 and 1991. There were no contingent rentals and no sublease rentals for the years 1993, 1992 and 1991.
                                    PAGE 33

                            CANAL ELECTRIC COMPANY

                                   PART IV.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) 1.   Index to Financial Statements

     Financial statements and notes thereto of the Company together with the Report of Independent Public Accountants, are filed under Item 8 of this report and listed on the Index to Financial Statements and Schedules (page 15).

(a) 2.   Index to Financial Statement Schedules

     Filed herewith at page(s) indicated are financial statement schedules of the Company:

     Schedule III - Investments in, Equity Earnings of, and Dividends Received from Related Parties - Years Ended December 31, 1993, 1992 and 1991 (page 42).

     Schedule V - Property, Plant and Equipment - Years Ended December 31, 1993, 1992 and 1991 (pages 43-45).

     Schedule VI - Accumulated Depreciation and Amortization of Property, Plant and Equipment - Years Ended December 31, 1993, 1992 and 1991 (page
     46).

     Schedule IX - Short-Term Borrowings - Years Ended December 31, 1993, 1992 and 1991 (page 47).

(a) 3.   Exhibits:

              Notes to Exhibits -

    a. Unless otherwise designated, the exhibits listed below are incorporated by reference to the appropriate exhibit numbers and the Securities and Exchange Commission file numbers indicated in parentheses.

    b. If applicable, as designated by an asterisk, certain documents previously filed by the Company have been disposed of by the Commission pursuant to its Records Control Schedule and are hereby being refiled by the Company.

    c. The following is a glossary of Commonwealth Energy System and subsidiary companies' acronyms that are used throughout the following
       Exhibit Index:

       CES....................  Commonwealth Energy System
       CE.....................  Commonwealth Electric Company
       CEL....................  Cambridge Electric Light Company
       CEC....................  Canal Electric Company
       NBGEL..................  New Bedford Gas and Edison Light Company
                                    PAGE 34

                            CANAL ELECTRIC COMPANY

                                 Exhibit Index

Exhibit 3. Articles of incorporation and by-laws.

 3.1. Articles of incorporation of CEC (Exhibit 1 to CEC's 1990 Form 10-K, File No. 2-30057).

 3.2. By-laws of CEC, as amended (Exhibit 2 to the CEC 1990 Form 10-K, File No. 2-30057).

Exhibit 4. Instruments defining the rights of security holders, including indentures

4.2.1 Indenture of Trust and First Mortgage between CEC and State Street Bank and Trust Company, Trustee, dated October 1, 1968 (Exhibit 4(b) to the CEC Form S-1, File No. 2-30057).

4.2.2 First and General Mortgage Indenture between CEC and Citibank, N.A., Trustee, dated September 1, 1976 (Exhibit 4(b)(2) to the CEC Form S-1, File No. 2-56915).

4.2.3 First Supplemental dated October 1, 1968 with State Street Bank and Trust Company, Trustee, dated September 1, 1976 (Exhibit 4(b)(3) to the CEC Form S-1, File No. 2-56915).

4.2.4 Second Supplemental dated September 1, 1976 with Citibank, N.A., New York, NY, Trustee, dated December 1, 1983 (Exhibit 1 to the CEC 1983 Form 10-K, File No. 2-30057).

4.2.5 Third Supplemental dated September 1, 1976 with Citibank, N.A., New York, NY, Trustee, dated December 1, 1990 (Exhibit 3 to the CEC 1990 Form 10-K, File No. 2-30057).

4.2.6 Fourth Supplemental dated September 1, 1976 with Citibank, N.A., New York, NY, Trustee, dated December 1, 1990 (Exhibit 4 to the CEC 1990 Form 10-K, File No. 2-30057).

Exhibit 10. Material Contracts

10.1      Power contracts.

10.1.1 Power contracts between CEC and NBGEL and CEL dated December 1, 1965 (Exhibit 13(a)(1-4) to the CEC Form S-1, File No. 2-30057).

10.1.2.1 Agreement between CEC and Montaup Electric Company (MEC) for use of common facilities by Canal Units I and II and for allocation of related costs, executed October 14, 1975 (Exhibit 1 to the CEC 1985 Form 10-K, File No. 2-30057).

10.1.2.2 Agreement between CEC and MEC for joint-ownership of Canal Unit II, executed October 14, 1975 (Exhibit 2 to the CEC 1985 Form 10-K, File No. 2-30057).
                                    PAGE 35

                            CANAL ELECTRIC COMPANY

10.1.2.3 Agreement between CEC and MEC for lease relating to Canal Unit II, executed October 14, 1975 (Exhibit 3 to the CEC 1985 Form 10-K, File No. 2-30057).

10.1.3 Contract between CEC, NBGEL and CEL, affiliated companies, for the sale of specified amounts of electricity from Canal Unit 2 dated January 12, 1976 (Exhibit 7 to the CES Form 10-K for 1985, File No. 1-7316).

10.1.4 Power contract, as amended to February 28, 1990, superceding the Power Contract dated September 1, 1986 and amendment dated June 1, 1988, between CEC (seller) and CE and CEL (purchasers) for seller's entire share of the Net Unit Capability of Seabrook 1 and related energy (Exhibit 1 to the CEC Form 10-Q (March 1990), File No. 2-30057).

10.1.5 Purchase and Sale Agreement together with an implementing Addendum dated December 31, 1981 between CEC and CE for the purchase and sale of the CE 3.52% joint-ownership interest in the Seabrook units, dated January 2, 1981 (Exhibit 1 to the Company's Form 8-K (January 13, 1982), File No. 2-30057).

10.1.6 Agreement for Joint-Ownership, Construction and Operation of the New Hampshire Nuclear Units (Seabrook) dated May 1, 1973 and filed by NBGEL as Exhibit 13(N) on Form S-1 dated October 1973, File No. 2-49013, and as amended below:

10.1.6.1 First through Fifth Amendments to 10.1.6 dated May 24, 1974, June 21, 1974, September 25, 1974, October 25, 1974, and January 31, 1975, respectively (Exhibit 13(m) to the NBGEL Form S-1 (November 7, 1975), File No. 2-54995).

10.1.6.2 Sixth through Eleventh Amendments to 10.1.6 dated April 18, 1979, April 18, 1979, April 25, 1979, June 8, 1979, October 11, 1979 and
          December 15, 1979, respectively (Exhibit 1 to the CEC 1989 Form 10-K, File No. 2-30057).

10.1.6.3 Twelfth and Thirteenth Amendments to 10.1.6 dated May 16, 1980 and December 31, 1980, respectively ((Exhibit 1 and 2 to the CE Form 10-Q (June 1982), File No. 2-7749).

10.1.6.4 Fourteenth Amendment to 10.1.6 dated June 1, 1982 (Exhibit 3 to the CE Form 10-Q (June 1982), File No. 2-7749).

10.1.6.5 Fifteenth and Sixteenth Amendments to 10.1.6 dated April 27, 1984 and June 15, 1984, respectively (Exhibit 1 to the CEC Form 10-Q (June 1984), File No. 2-30057).

10.1.6.6 Seventeenth Amendment to 10.1.6 dated March 8, 1985 (Exhibit 1 to the CEC Form 10-Q (March 1985), File No. 2-30057).

10.1.6.7 Eighteenth Amendment to 10.1.6 dated March 14, 1986 (Exhibit 1 to the CEC Form 10-Q (March 1986), File No. 2-30057).
                                    PAGE 36

                            CANAL ELECTRIC COMPANY

10.1.6.8 Nineteenth Amendment to 10.1.6 dated May 1, 1986 (Exhibit 1 to the CEC Form 10-Q (June 1986), File No. 2-30057).

10.1.6.9 Twentieth Amendment to 10.1.6 dated September 19, 1986 (Exhibit 1 to the CEC Form 10-K for 1986, File No. 2-30057).

10.1.6.10 Twenty-First Amendment to 10.1.6 dated November 12, 1987 (Exhibit 1 to the CEC Form 10-K for 1987, File No. 2-30057).

10.1.6.11 Twenty-Second Amendment and Settlement Agreement to 10.1.6 dated January 13, 1989 (Exhibit 4 to the CEC 1988 Form 10-K, File No. 2-30057).

10.1.7 Resolutions proposed by Merrill Lynch Capital Markets and adopted by the Joint-Owners of the Seabrook Nuclear Project regarding Project financing, dated May 14, 1984 (Exhibit 1 to the CEC Form 10-Q (March 1984), File No. 2-30057).

10.1.8 Interim Agreement to Preserve and Protect the Assets of and Investment in the New Hampshire Nuclear Units by and between CEC, PSNH and other Participants dated April 27, 1984 (Exhibit 2 to the CEC Form 10-Q (June 1984), File No.2-30057).

10.1.9 Agreement for Seabrook Project Disbursing Agent establishing Yankee Atomic Electric Company as the disbursing agent under the Joint-Ownership Agreement, dated May 23, 1984 (Exhibit 4 to the CEC Form 10-Q (June 1984), File No. 2-30057).

10.1.9.1 First Amendment to 10.1.9 dated March 8, 1985 (Exhibit 2 to the CEC Form 10-Q (March 1985),File No.2-30057).

10.1.9.2 Second through Fifth Amendments to 10.1.9 dated May 20, 1985, June 18, 1985, January 2, 1986 and November 12, 1987, respectively, (Exhibit 4 to the CEC 1987 Form 10-K, File No. 2-30057).

10.1.10 Capacity Acquisition Agreement between CEC, CEL and CE dated September 25, 1980 (Exhibit 1 to the CEC 1991 Form 10-K, File No. 2-30057).

10.1.10.1 Supplement to 10.1.10 consisting of three Capacity Acquisition Commitments each dated May 7, 1987, concerning Phases I and II of the Hydro-Quebec Project and electricity acquired from Connecticut Light and Power Company (CL&P) (Exhibit 1 to the CEC Form 10-Q (September 1987), File No. 2-30057).

10.1.10.2 Supplements to 10.1.10 consisting of two Capacity Acquisition Commitments each dated October 31, 1988, concerning electricity acquired from Western Massachusetts Electric Company and/or CL&P for periods ranging from November 1, 1988 to October 31, 1994 (Exhibit 2 to the CEC Form 10-Q (September 1989), File No. 2-30057).
                                    PAGE 37

                            CANAL ELECTRIC COMPANY

10.1.10.3 Amendment to 10.1.10 as amended, and restated, June 1, 1993, henceforth referred to as the Capacity Acquisition and Disposition Agreement, whereby CEC, as agent, in addition to acquiring power may also sell bulk electric power which CEL and/or CE owns or otherwise has the right to sell (Exhibit 1 to the CEC Form 10-Q (September 1993), File No. 2-30057).

10.1.10.4 Capacity Disposition Commitment dated June 25, 1993 by and between CEC (Unit 2) and CE for the sale of a portion of CE's entitlement in Unit 2 to Green Mountain Power Corporation (Exhibit 1 to the CEC
Form 10-Q (September 1993), File No. 2-30057).

10.1.11 Termination Supplement between CEC, CE and CEL for Seabrook Unit 2, dated December 8, 1986 (Exhibit 3 to the CEC Form 10-K for 1986, File No. 2-30057).

10.1.12 Agreement, dated September 1, 1985, With Respect To Amendment of Agreement With Respect To Use Of Quebec Interconnection, dated December 1, 1981, among certain NEPOOL utilities to include Phase II facilities in the definition of "Project" (Exhibit 1 to the CEC Form 10-Q (September 1985), File No. 2-30057).

10.1.12.1 Amendatory Agreement No.3 with Respect to Use of Quebec
          Interconnection dated December 1, 1981, as amended to June 1, 1990, among certain NEPOOL utilities (Exhibit 1 to the CEC Form 10-Q (September 1990), File No. 2-30057).

10.1.13 Preliminary Quebec Interconnection Support Agreement - Phase II among certain New England electric utilities dated June 1, 1984 (Exhibit 6 to the CE Form 10-Q (June 1984), File No. 2-7749).

10.1.13.1 First through Third Amendments to 10.1.13 as amended March 1, 1985, January 1, 1986 and March 1, 1987, respectively (Exhibit 1 to the CEC Form 10-Q (March 1987), File No. 2-30057).

10.1.13.2 Fifth through Seventh Amendments to 10.1.13 as amended October 15, 1987, December 15, 1987 and March 1, 1988, respectively (Exhibit 1 to the CEC Form 10-Q (June 1988), File No. 2-30057).

10.1.13.3 Fourth and Eighth Amendments to 10.1.13 as amended July 1, 1987 and August 1, 1988, respectively (Exhibit 3 to the CEC Form 10-Q (September 1988), File No. 2-30057).

10.1.13.4 Ninth and Tenth Amendments to 10.1.13 as amended November 1, 1988 and January 15, 1989, respectively (Exhibit 2 to the CEC 1988 Form 10-K, File No. 2-30057).

10.1.13.5 Eleventh Amendment to 10.1.13 as amended November 1, 1989 (Exhibit 4 to the CEC 1989 Form 10-K, File No. 2-30057).

10.1.13.6 Twelfth Amendment to 10.1.13 as amended April 1, 1990 (Exhibit 1 to the CEC Form 10-Q (June 1990) File No. 2-30057).
                                    PAGE 38

                            CANAL ELECTRIC COMPANY

10.1.14 Agreement to Preliminary Quebec Interconnection Support Agreement - Phase II among Public Service Company of New Hampshire (PSNH), New England Power Co. (NEP) , Boston Edison Co. (BECO), and CEC whereby PSNH assigns a portion of its interests under the original Agreement to the other three parties, dated October 1, 1987 (Exhibit 2 to the CEC 1987 Form 10-K, File No. 2-30057).

10.1.15   Phase II Equity Funding Agreement for New England Hydro
          Transmission Electric Company, Inc. (New England Hydro)
          (Massachusetts), dated June 1, 1985, between New England Hydro and certain NEPOOL utilities (Exhibit 2 to the CEC Form 10-Q (September
          1985), File No. 2-30057).

10.1.16   Phase II Equity Funding Agreement for New England Hydro
          Transmission Corporation (New Hampshire Hydro), dated June 1, 1985, between New Hampshire Hydro and certain NEPOOL utilities (Exhibit 3 to the CEC Form 10-Q (September 1985), File No. 2-30057).

10.1.16.1 Amendment No. 1 to 10.1.16 as amended May 1, 1986 (Exhibit 6 to the CEC Form 10-Q (March 1987), File No. 2-30057).

10.1.16.2 Amendment No. 2 to 10.1.16 as amended September 1, 1987 (Exhibit 3 to the CEC Form 10-Q (September 1987), File No. 2-30057).

10.1.17 Phase II Massachusetts Transmission Facilities Support Agreement, dated June 1, 1985, refiled as a single agreement incorporating Amendments 1 through 7 dated May 1, 1986 through January 1, 1989, respectively, between New England Hydro and certain NEPOOL utilities (Exhibit 2 to the CEC Form 10-Q (September 1990), File No. 2-30057).

10.1.18 Phase II New Hampshire Transmission Facilities Support Agreement, dated June 1, 1985, refiled as a single agreement incorporating Amendments 1 through 8 dated May 1, 1986 through January 1, 1989, respectively, between New Hampshire Hydro and certain NEPOOL utilities (Exhibit 3 to the CEC Form 10-Q (September 1990), File No. 2-30057).

10.1.19 Phase II New England Power AC Facilities Support Agreement dated June 1, 1985, between New England Power and certain NEPOOL utilities (Exhibit 6 to the CEC Form 10-Q (September 1985), File No. 2-30057).

10.1.19.1 Amendments Nos. 1 and 2 to 10.1.19 as amended May 1, 1986 and February 1, 1987, respectively (Exhibit 5 to the CEC Form 10-Q (March 1987), File No. 2-30057).

10.1.19.2 Amendments Nos. 3 and 4 to 10.1.19 as amended June 1, 1987 and September 1, 1987, respectively (Exhibit 5 to the CEC Form 10-Q (September 1987), File No. 2-30057).
                                    PAGE 39

                            CANAL ELECTRIC COMPANY

10.1.20 Phase II BECO AC Facilities Support Agreement, dated June 1, 1985, between BECO and certain NEPOOL utilities (Exhibit 7 to the CEC Form 10-Q (September 1985), File No. 2-30057).

10.1.20.1 Amendments Nos. 1 and 2 to 10.1.20 as amended May 1, 1986 and February 1, 1987, respectively (Exhibit 2 to the CEC Form 10-Q (March 1987), File No. 2-30057).

10.1.20.2 Amendments Nos. 3 and 4 to 10.1.20 as amended June 1, 1987 and September 1, 1987, respectively (Exhibit 4 to the CEC Form 10-Q (September 1987), File No. 2-30057).

10.1.21 Agreement Authorizing Execution of Phase II Firm Energy Contract, dated September 1, 1985, among certain NEPOOL utilities in regard to participation in the purchase of power from Hydro Quebec (Exhibit 8 to the CEC Form 10-Q (September 1985), File No. 2-30057).

10.1.22 Agreement to Share Certain Costs Associated with the Tewksbury-Seabrook Transmission Line, by and among certain NEPOOL utilities, amending participants, dated May 8, 1986 (Exhibit 2 to the CEC 1986 Form 10-K, File No. 2-30057).

10.1.23 Power Contract between CEC (seller) and CE and CEL (purchasers) dated August 14, 1989 whereby purchasers agree to purchase the capacity and energy from seller's "Slice-of-System" entitlement from CL&P from November 1, 1989 to October 31, 1994 (Exhibit 1 to the CEC Form 10-Q (September 1989), File No. 2-30057).

10.1.23.1 Power Sale Agreement dated November 1, 1988, by and between CEC (buyer) and CL&P (seller) whereby buyer will purchase generating capacity totaling 250 MW from various seller's units ("Slice of System") for the term of November 1, 1989 to October 31, 1994 (Exhibit 3 to the CEC 1988 Form 10-K, File No. 2-30057).

10.1.24 Purchase Agreement dated March 1, 1991, by and between CEC (seller) and Central Vermont Public Service Corporation (CVPS) whereby CVPS will purchase 50 MW of capacity from CEC Unit 2 for the term of March 1, 1991 to October 31, 1995 (Exhibit 1 to the CEC Form 10-Q (June 1991), File No. 2-30057).

10.1.25 Power Sale Agreement dated March 1, 1991, by and between CEC (purchaser) and CVPS (seller) whereby buyer will purchase 50 MW of capacity from seller's units (25 MW from Vermont Yankee and 25 MW from Merrimack 2) for the term of March 1, 1991 to October 31, 1995 (Exhibit 2 to the CEC Form 10-Q (June 1991), File No. 2-30057).
                                    PAGE 40

                            CANAL ELECTRIC COMPANY

10.1.26 Power Exchange Contract, dated March 24, 1993, between New England Power Company (NEP) and CEC for an exchange of unit capacity in which NEP will purchase 20 MW of CEC's Unit 2 capacity in exchange for CEC's purchase of 20 MW of NEP's Bear Swamp Units 1 and 2 (10 MW per unit) commencing May 31, 1993 through April 28, 1997 and NEP will purchase 50 MW of CEC's Unit 2 capacity in exchange for CEC's purchase of 50 MW of NEP's Bear Swamp Units 1 and 2 (25 MW per unit) commencing November 1, 1993 through April 28, 1997 (Exhibit 1 to the CEC Form 10-Q (March 1993), File No. 2-30057).

10.2      Other agreements.

10.2.1 Employees Savings Plan of Commonwealth Energy System and Subsidiary Companies as amended and restated as of January 1, 1993 (Exhibit 2 to the CES Form 10-Q (September 1993), File No. 1-7316).

10.2.2 Pension Plan for Employees of Commonwealth Energy System and Subsidiary Companies as amended and restated January 1, 1993 (Exhibit 1 to the CES Form 10-Q (September 1993), File No.1-7316).

10.2.3 New England Power Pool Agreement (NEPOOL) dated September 1, 1971 as amended through August 1, 1977, between NEGEA Service Corp. as agent for CEL, CEC, NBGEL, and various other electric utilities operating in New England, together with amendments dated August 15, 1978 and January 31, 1979 and February 1, 1980 (Exhibit 5(c)(13) to the CES Form S-16 (April 1980), File No. 2-64731).

10.2.3.1 Thirteenth Amendment to 10.2.3 as amended September 1, 1981 (Exhibit 5 to the CES Form 10-K for 1981, File No. 1-7316).

10.2.3.2 Fourteenth through Twentieth Amendments to 10.2.3 as amended December 1, 1981, June 1, 1982, June 15, 1983, October 1, 1983,
          August 1, 1985, August 15, 1985 and September 1, 1985, respectively (Exhibit 4 to the CES Form 10-Q (September 1985), File No. 1-7316).

10.2.3.3 Twenty-first Amendment to the New England Power Pool Agreement dated September 1, 1971, as amended January 1, 1986 (Exhibit 1 to the CES Form 10-Q (March 1986), File No. 1-7316).

10.2.3.4 Twenty-second Amendment to 10.2.3 as amended to September 1, 1986 (Exhibit 1 to the CES Form 10-Q (September 1986), File No. 1-7316).

10.2.3.5 Twenty-third Amendment to 10.2.3 as amended to April 30, 1987 (Exhibit 1 to the CES Form 10-Q (June 1987), File No. 1-7316).

10.2.3.6 Twenty-fourth Amendment to 10.2.3 as amended to March 1, 1988 (Exhibit 1 to the CES Form 10-K for 1987, File No. 1-7316).

10.2.3.7 Twenty-fifth Amendment to 10.2.3 as amended to May 1, 1988 (Exhibit 1 to the CES Form 10-Q (March 1988), File No. 1-7316).

10.2.3.8 Twenty-sixth Amendment to 10.2.3 as amended to March 15, 1989 (Exhibit 1 to the CES Form 10-Q (March 1989), File No. 1-7316).
                                    PAGE 41

                            CANAL ELECTRIC COMPANY

10.2.3.9 Twenty-seventh Amendment to 10.2.3 as amended to October 1, 1990 (Exhibit 3 to the CES 1990 Form 10-K, File No. 1-7316).

10.2.4 Fuel Supply, Facilities Lease and Operating Contract by and between on the one side, ESCO (Massachusetts), Inc. and Energy Supply & Credit Corporation on the other side and CEC dated February 1, 1985 (Exhibit 1 to the CEC Form 10-K for 1984, File No. 2-30057).

10.2.4.1 Amendments Nos. 1 and 2 to 10.2.4 as amended July 1, 1986 and November 15, 1989, respectively (Exhibit 3 to the CEC 1989 Form 10-K, File No. 2-30057).

10.2.5 Oil Supply Contract by and between CEC (buyer) and Carey Energy Fuels Corporation (seller) for a portion of CEC's requirements of No. 6 residual fuel oil, dated July 1, 1991 (Exhibit 3 to the CEC Form 10-Q (June 1991), File No. 2-30057).

10.2.6 Assignment Agreement between CEC and ESCO (Massachusetts), Inc. (ESCO-Mass) and Energy Supply and Credit Corporation whereby CEC assigns to ESCO-Mass rights and obligations under the Supply Contract with Carey Energy Fuels Corporation, dated July 1, 1991 (Exhibit 4 to the CEC Form 10-Q (June 1991), File No. 2-30057).

10.2.7 Assignment and Sublease Agreement and CEC's Consent of Assignment thereto whereby ESCO-Mass assigns its rights and obligations under
          Part II of the Resupply Agreement dated February 1, 1985 to ESCO Terminals Inc., dated June 4, 1985 (Exhibit 4 to the CEC Form 10-Q (June 1985), File No. 2-30057).

(b) Reports on Form 8-K

          No reports on Form 8-K were filed during the three months ended December 31, 1993.
                                     PAGE 42

                                                                                   SCHEDULE III
                                           CANAL ELECTRIC COMPANY
                                     INVESTMENTS IN, EQUITY EARNINGS OF,
                                 AND DIVIDENDS RECEIVED FROM RELATED PARTIES
                            FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                                           (Dollars in Thousands)
                                    Investment                                          Investment
                                     Balance                                              Balance
Description of Investment and      Beginning of                Equity      Dividends      End of
Name of Issuer                         Year       Shares      Earnings     Received         Year

New England/Hydro-Quebec Phase II
HVDC Transmission Project -
                                                         YEAR ENDED DECEMBER 31, 1993
 New England Hydro-Transmission
   Electric Company, Inc.           $ 2 580       136 656      $  361        $  533       $2 408
 New England Hydro-Transmission
   Corporation                        1 590       785.772         212           349        1 453

     Total                          $ 4 170                    $  573        $  882       $3 861

                                                         YEAR ENDED DECEMBER 31, 1992
 New England Hydro-Transmission
   Electric Company, Inc.           $ 2 753       136 656      $  316        $  489       $2 580
 New England Hydro-Transmission
   Corporation                        1 619       785.772         304           333        1 590

     Total                          $ 4 372                    $  620        $  822       $4 170

                                                         YEAR ENDED DECEMBER 31, 1991
 New England Hydro-Transmission
   Electric Company, Inc.           $ 2 021       136 656      $  835        $  103       $2 753
 New England Hydro-Transmission
   Corporation                        1 433       785.772         360           174        1 619

     Total                          $ 3 454                    $1 195        $  277       $4 372

                                                                                              SCHEDULE V
                                           CANAL ELECTRIC COMPANY

                                      PROPERTY, PLANT AND EQUIPMENT (A)

                                    FOR THE YEAR ENDED DECEMBER 31, 1993

                                              Balance                    Retirements               Balance
                                             Beginning    Additions      Charged to                End of
Classification                                of Year      at Cost         Reserve      Transfers   Year
                                                                 (Dollars in Thousands)
ELECTRIC
  Intangible plant                            $    316     $     -         $  -        $    -      $    316
  Land and rights of way                         1 475           -            -             -         1 475
  Structures and leasehold improvements         92 570             5           12           -        92 563
  Production equipment                         280 015         3 967        1 915           -       282 067
  Transmission equipment                         9 123           322          100           -         9 345
  Nuclear fuel in reactor                       16 929           (56)         -             -        16 873
  General equipment and other                    2 167            35           73           -         2 129
       Total plant in service                  402 595         4 273        2 100           -       404 768
  Construction work in progress                  1 625           876          -             -         2 501
  Nuclear Fuel in process                          155         1 486          -             -         1 641
       Total Property, Plant and Equipment     404 375         6 635        2 100           -       408 910

(A)   Refer to Note 1 of Notes to Financial Statements for depreciation method and rates.

                                                                                              SCHEDULE V
                                           CANAL ELECTRIC COMPANY

                                      PROPERTY, PLANT AND EQUIPMENT (A)

                                    FOR THE YEAR ENDED DECEMBER 31, 1992

                                              Balance                    Retirements  Adjustments  Balance
                                             Beginning    Additions      Charged to       and      End of
Classification                                of Year      at Cost         Reserve     Transfers    Year
                                                                 (Dollars in Thousands)
ELECTRIC
  Intangible plant                            $    317     $      (1)      $  -       $    -       $    316
  Land and rights of way                         1 463           -            -             12        1 475
  Structures and leasehold improvements         91 126           237           93        1 300       92 570
  Production equipment                         275 184         3 764        1 600        2 667      280 015
  Transmission equipment                         8 973           180           30          -          9 123
  Nuclear fuel in reactor                       12 779         3 443          -            707       16 929
  General equipment and other                    2 152            16            1          -          2 167
       Total plant in service                  391 994         7 639        1 724        4 686      402 595
  Construction work in progress                  1 290           335          -            -          1 625
  Nuclear Fuel in process                        2 561        (2 406)         -            -            155
       Total electric                          395 845         5 568        1 724        4 686      404 375

OTHER
    Miscellaneous physical property                 11           -            -            (11)         -
       Total Property, Plant and Equipment    $395 856     $   5 568       $1 724     $  4 675 (B) $404 375

(A)   Refer to Note 1 of Notes to Financial Statements for depreciation method and rates.
(B)   Adjustments to AFUDC related to Seabrook 1 resulting from FERC settlement.

                                                                                             SCHEDULE V
                                           CANAL ELECTRIC COMPANY

                                      PROPERTY, PLANT AND EQUIPMENT (A)

                                    FOR THE YEAR ENDED DECEMBER 31, 1991
                                              Balance                    Retirements               Balance
                                             Beginning    Additions      Charged to                End of
Classification                                of Year      at Cost         Reserve     Transfers    Year
                                                                 (Dollars in Thousands)
ELECTRIC
  Intangible plant                            $    319     $      (2)      $  -        $    -      $    317
  Land and rights of way                         1 303           -            -             160       1 463
  Structures and leasehold improvements         91 390           (46)         167           (51)     91 126
  Production equipment                         272 898         3 365          977          (102)    275 184
  Transmission equipment                         8 744           496          267           -         8 973
  Nuclear fuel in reactor                        8 598         4 181          -             -        12 779
  General equipment and other                    2 139            22            9           -         2 152
       Total plant in service                  385 391         8 016        1 420             7     391 994
  Construction work in progress                    919           465          -             (94)      1 290
  Nuclear Fuel in process                        5 655        (3 341)         -             247       2 561
       Total electric                          391 965         5 140        1 420           160     395 845

OTHER
    Miscellaneous physical property                160            11          -            (160)         11
       Total Property, Plant and Equipment    $392 125     $   5 151       $1 420      $    -      $395 856

(A)   Refer to Note 1 of Notes to Financial Statements for depreciation method and rates.

                                                                                           SCHEDULE VI
                                           CANAL ELECTRIC COMPANY
         ACCUMULATED DEPRECIATION OF PROPERTY, PLANT AND EQUIPMENT AND AMORTIZATION OF NUCLEAR FUEL
                            FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                                           (Dollars in Thousands)
                                             Provision

                      Balance at               Nuclear   Clearing                                   Balance
                       Beginning  Charged to     Fuel  Accounts and              Removal            at End
Classification          of Year   Operations   Expense Other Income  Retirements  Cost     Salvage  of Year

                                                        YEAR ENDED DECEMBER 31, 1993

Electric                $124 062   $13 361     $3 549      $ -         $2 100    $(1 168)   $ 16   $137 720
  Total Accumulated
   Depreciation
   and Amortization     $124 062   $13 361     $3 549      $ -         $2 100    $(1 168)   $ 16   $137 720

                                                        YEAR ENDED DECEMBER 31, 1992

Electric                $108 234   $15 019     $3 696      $ -         $1 724    $(1 210)   $ 47   $124 062
  Total Accumulated
   Depreciation
   and Amortization     $108 234   $15 019     $3 696      $ -         $1 724    $(1 210)   $ 47   $124 062

                                                        YEAR ENDED DECEMBER 31, 1991

Electric                 $91 386   $14 895     $3 823      $ -         $1 420      $ (9)   $(441)  $108 234
  Total Accumulated
   Depreciation
   and Amortization      $91 386   $14 895     $3 823      $ -         $1 420      $ (9)   $(441)  $108 234

SCHEDULE IX
                            CANAL ELECTRIC COMPANY
                           SHORT-TERM BORROWINGS (a)
             FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                            (Dollars in Thousands)

                                      Maximum
                         Weighted     Month-End    Average      Weighted
Category of              Average      Amount       Amount       Average
Aggregate     Balance    Interest     Outstanding  Outstanding  Interest
Short-Term    at End     Rate at End  During       During the   Rate During
Borrowings    of Period  of Period    the Period   Period(b)    the Period(c)

December 31, 1993
Notes Payable
  to Banks      $28 000      3.2%       $28 000      $14 142        3.4%
Notes Payable
  to System     $   -         -         $ 2 840      $   543        6.0%
COM/Energy
  Money Pool    $ 8 310      3.2%       $ 8 310      $ 3 224        3.2%

December 31, 1992
Notes Payable
  to Banks      $19 350      4.3%       $33 300      $26 083        4.0%
Notes Payable
  to System     $ 2 840      6.0%       $ 6 185      $ 3 341        6.3%
COM/Energy
  Money Pool    $   880      3.4%       $ 2 490      $ 1 356        3.7%

December 31, 1991
Notes Payable
  to Banks      $33 200      5.4%       $42 875      $35 523        6.3%
Notes Payable
  to System     $ 2 570      6.5%       $ 2 700      $ 1 458        7.6%
COM/Energy
  Money Pool    $   935      4.6%       $ 3 240      $ 2 143        5.8%

(a) Refer to Note 3 of Notes to Financial Statements filed under Item 8 of this report for the general terms of each category of short-term borrowings.
(b) The average amount outstanding during the period is determined by averaging the level of month-end principal balances outstanding for the prior thirteen-month period ending December 31.
(c) The weighted average interest rate during the period is determined by averaging the interest rates in effect on all loans transacted for the twelve-month period ended December 31.
                                    PAGE 48

                            CANAL ELECTRIC COMPANY

                     FORM 10-K          DECEMBER 31, 1993

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                                CANAL ELECTRIC COMPANY
                                                      (Registrant)

                                           By: WILLIAM G. POIST
                                               William G. Poist,
                                               Chairman of the Board and
                                               Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Principal Executive Officers:

WILLIAM G. POIST                                       March 30, 1994
William G. Poist,
Chairman of the Board and
Chief Executive Officer

R. D. WRIGHT                                           March 28, 1994
Russell D. Wright,
President and Chief Operating Officer

Principal Financial Officer:

JAMES D. RAPPOLI                                       March 30, 1994
James D. Rappoli
Financial Vice President and Treasurer

Principal Accounting Officer:

JOHN A. WHALEN                                         March 28, 1994
John A. Whalen,
Comptroller

A majority of the Board of Directors:

WILLIAM G. POIST                                       March 30, 1994
William G. Poist, Director

R. D. WRIGHT                                           March 28, 1994
Russell D. Wright, Director

JAMES D. RAPPOLI                                       March 30, 1994
James D. Rappoli, Director