Form 10-Q
period 1994-03-31
CANAL ELECTRIC CO
filed 1994-05-13
CIK 16906

PAGE 1

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                         Washington, D. C. 20549-1004

                                   Form 10-Q

(Mark One)

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1994

                                      OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                 to

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


     (Former name, address and fiscal year, if changed since last report.)

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

                                                    Outstanding at
           Class of Common Stock                      May 1, 1994
        Common Stock, $25 par value                1,523,200 shares

The Company meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q as a wholly-owned subsidiary and is therefore filing this Form with the reduced disclosure format.
                                    PAGE 2

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                            CANAL ELECTRIC COMPANY

                           CONDENSED BALANCE SHEETS

                     MARCH 31, 1994 AND DECEMBER 31, 1993

                                    ASSETS

                                  (Unaudited)




                                                   March 31,    December 31,
                                                     1994           1993
                                                     (Dollars in Thousands)

PROPERTY, PLANT AND EQUIPMENT, at original cost    $404 822        $404 768
  Less -  Accumulated depreciation and
          amortization                              141 761         137 720
                                                    263 061         267 048
  Add  -  Construction work in progress               2 999           2 501
          Nuclear fuel in process                     1 611           1 641
                                                    267 671         271 190

LEASED PROPERTY, net                                 14 006          14 150

INVESTMENTS
  Equity in corporate joint venture                   3 988           3 861

CURRENT ASSETS
  Cash                                                   13              12
  Accounts receivable
    Affiliated companies                             11 527          12 215
    Other                                             8 887           9 549
  Electric production fuel oil                          782             663
  Prepaid taxes -
    Property                                            445             891
    Income                                              -               720
  Other                                               2 895           3 602
                                                     24 549          27 652

DEFERRED CHARGES
  Seabrook 1                                          8 662           9 002
  Seabrook 2                                          6 454           6 937
  Other                                              12 799          11 509
                                                     27 915          27 448

                                                   $338 129        $344 301
                                    PAGE 3

                            CANAL ELECTRIC COMPANY

                           CONDENSED BALANCE SHEETS

                     MARCH 31, 1994 AND DECEMBER 31, 1993

                        CAPITALIZATION AND LIABILITIES

                                  (Unaudited)

                                                   March 31,    December 31,
                                                     1994           1993
                                                     (Dollars in Thousands)
CAPITALIZATION
 Common Equity -
   Common stock, $25 par value -
     Authorized - 2,328,200 shares
     Outstanding - 1,523,200 shares,
       wholly-owned by Commonwealth
       Energy System (Parent)                      $ 38 080        $ 38 080
   Amounts paid in excess of par value                8 321           8 321
   Retained earnings                                 51 941          48 151
                                                     98 342          94 552
 Long-term debt, including premiums, less
   current sinking fund requirements                 88 263          88 446
                                                    186 605         182 998

CAPITAL LEASE OBLIGATIONS                            13 432          13 575

CURRENT LIABILITIES
 Interim Financing -
   Notes payable to banks                            11 750          28 000
   Advances from affiliates                          12 625           8 310
                                                     24 375          36 310
 Other Current Liabilities -
   Current sinking fund requirements                  1 110           1 110
   Accounts payable -
     Affiliated companies                             1 288           1 829
     Other                                           14 586          15 244
   Accrued taxes -
     Income                                           2 309             460
     Local property and other                           749             923
   Capital lease obligations                            574             575
   Accrued interest and other                         4 144           3 547
                                                     24 760          23 688
                                                     49 135          59 998
DEFERRED CREDITS
 Accumulated deferred income taxes                   71 041          70 854
 Unamortized investment tax credits and other        17 916          16 876
                                                     88 957          87 730

COMMITMENTS AND CONTINGENCIES
                                                   $338 129        $344 301

                            See accompanying notes.
                                    PAGE 4

                            CANAL ELECTRIC COMPANY

             CONDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS

              FOR THE THREE MONTHS ENDED MARCH 31, 1994 AND 1993

                                  (Unaudited)


                                                 1994         1993
                                              (Dollars in Thousands)
ELECTRIC OPERATING REVENUES
  Sales to affiliated companies                 $33 054      $33 460
  Sales to non-affiliated companies              20 843       21 540
                                                 53 897       55 000

OPERATING EXPENSES
  Fuel used in production                        24 231       22 493
  Electricity purchased for resale                7 682        7 185
  Other operation and maintenance                 9 255       11 112
  Depreciation                                    3 412        4 255
  Taxes -
    Income                                        2 395        2 497
    Local property                                  689          857
    Payroll and other                               219          225
                                                 47 883       48 624

OPERATING INCOME                                  6 014        6 376

OTHER INCOME                                         89          251

INCOME BEFORE INTEREST CHARGES                    6 103        6 627

INTEREST CHARGES
  Long-term debt                                  2 076        2 341
  Other interest charges                            274          228
  Allowance for borrowed funds
    used during construction                        (37)         (13)
                                                  2 313        2 556

NET INCOME                                        3 790        4 071

RETAINED EARNINGS -
  Beginning of period                            48 151       64 498
  Dividends on common stock                         -         (6 626)

RETAINED EARNINGS -
  End of period                                 $51 941      $61 943


                            See accompanying notes.
                                    PAGE 5

                            CANAL ELECTRIC COMPANY

                      CONDENSED STATEMENTS OF CASH FLOWS

              FOR THE THREE MONTHS ENDED MARCH 31, 1994 AND 1993

                                  (Unaudited)


                                                       1994           1993
                                                     (Dollars in Thousands)

OPERATING ACTIVITIES
 Net income                                          $ 3 790        $ 4 071
 Effects of non-cash items -
   Depreciation and amortization                       4 963          5 984
   Deferred income taxes and investment
     tax credits, net                                      2           (378)
   Earnings from corporate joint venture                (127)          (168)
 Change in working capital, exclusive of cash
   and interim financing                               4 176          1 787
 All other operating items                              (162)          (165)
Net cash provided by operating activities             12 642         11 131

INVESTING ACTIVITIES
 Additions to property, plant and equipment
   (exclusive of AFUDC)                                 (486)          (577)
 Allowance for borrowed funds used
   during construction                                   (37)           (13)
Net cash used for investing activities                  (523)          (590)

FINANCING ACTIVITIES
 Payment of short-term borrowings                    (16 250)        (1 000)
 Payment of dividends                                    -           (6 626)
 Advances from (payments to) affiliates                4 315         (3 175)
 Sinking fund payments                                  (183)          (185)
Net cash used for financing activities               (12 118)       (10 986)

Net increase (decrease) in cash                            1           (445)
Cash at beginning of period                               12            446
Cash at end of period                                $    13        $     1


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 Cash paid (received) during the period for:
   Interest (net of capitalized amounts)             $ 1 770        $ 1 629
   Income taxes                                      $  (100)       $ 1 366





                            See accompanying notes.
                                    PAGE 6

                            CANAL ELECTRIC COMPANY

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

(1)    Accounting Policies

       Canal Electric Company (the Company) is a wholly-owned subsidiary of Commonwealth Energy System. The parent company is referred to in this report as the "System" and together with its subsidiaries is collectively referred to as "the system."

       The Company's significant accounting policies are described in Note 1 of Notes to Financial Statements included in its 1993 Annual Report on Form 10-K filed with the Securities and Exchange Commission. For interim reporting purposes, the Company follows these same basic accounting policies but considers each interim period as an integral part of an annual period and makes allocations of certain expenses to interim periods based upon estimates of such expenses for the year.

       The Company has established various regulatory assets in cases where the Massachusetts Department of Public Utilities (DPU) and/or the Federal Energy Regulatory Commission (FERC) have permitted, or are expected to permit, recovery of specific costs over time. At March 31, 1994, principal regulatory assets included in deferred charges were $14.7 million for abandonment and nonconstruction costs related to the Seabrook project and $7.3 million related to deferred income taxes.

       Generally, expenses which benefit more than one interim period are allocated to other periods to more appropriately match revenues and expenses. Income tax expense is recorded using the statutory rates in effect applied to book income subject to tax recorded in the interim period.

       The unaudited financial statements for the periods ended March 31, 1994 and 1993 reflect, in the opinion of the Company, all adjustments (consisting of only normal recurring accruals) necessary to summarize fairly the results for such periods. In addition, certain prior period amounts are reclassified from time to time to conform with the presentation used in the current period's financial statements.

       The Company is a wholesale power company and operates its two generating units under life-of-the-unit power contracts on file with the FERC. The price of power under the power contracts is based on a two-part rate consisting of a demand charge and an energy charge. The demand charge covers all expenses except fuel costs and includes the recovery of the original investment. It also provides for any adjustments to that investment over the economic lives of the units. The energy charge is based on the cost of fuel and is billed to each purchaser in proportion to its purchase of power. Purchasers are billed monthly.

       The Company also procures bulk electric power at the request of and for its affiliates thereby securing cost savings for their respective customers by planning for a power supply on a single system basis.

                                    PAGE 7

                            CANAL ELECTRIC COMPANY

(2)    Commitments and Contingencies

       Construction

       The Company is engaged in a continuous construction program presently estimated at $64.8 million for the five-year period 1994 through 1998. Of that amount, $13.2 million is estimated for 1994. As of March 31, 1994, construction expenditures, including an allowance for funds used during construction, amounted to $523,000. The Company's program is subject to periodic review and revision.

(3)    Decommissioning of Seabrook

       The Company and the other joint owners of Seabrook have established a Seabrook Nuclear Decommissioning Financing Fund to cover post operational decommissioning costs. The estimated cost to decommission the plant is $370 million, in 1994 dollars, through March 31, 1994. The Company's share, less its share of the market value of the decommissioning trust, would amount to approximately $12.1 million.
                                    PAGE 8

                            CANAL ELECTRIC COMPANY

Item 2.   Management's Discussion and Analysis of Results of Operations

      The following is a discussion of certain significant factors which have affected operating revenues, expenses and net income during the periods included in the accompanying condensed statements of income. This discussion should be read in conjunction with the Notes to Condensed Financial Statements appearing elsewhere in this report.

      A summary of the period to period changes in the principal items included in the condensed statements of income for the three months ended March 31, 1994 and 1993 is shown below:

                                                    Three Months
                                                   Ended March 31,
                                                    1994 and 1993
                                                 Increase (Decrease)
                                               (Dollars in Thousands)

Electric Operating Revenues                       $(1 103)    (2.0)%

Operating Expenses -
  Fuel used in production                           1 738      7.7
  Electricity purchased for resale                    497      6.9
  Other operation and maintenance                  (1 857)   (16.7)
  Depreciation                                       (843)   (19.8)
  Taxes -
    Federal and state income                         (102)    (4.1)
    Local property and other                         (174)   (16.1)
                                                     (741)    (1.5)

Operating Income                                     (362)    (5.7)

Other Income                                         (162)   (64.5)

Income Before Interest Charges                       (524)    (7.9)

Interest Charges                                     (243)    (9.5)

Net Income                                        $  (281)    (6.9)

Unit Sales (MWH) Decrease                          (8 545)    (0.7)


    The following is a summary of unit sales for the periods indicated:

                                       Unit Sales (MWH)
Three Months                          Purchased
   Ended         Unit 1    Unit 2     For Resale    Seabrook 1    Total
March 31, 1994  712 225   370 126       138 971       64 380    1 285 702
March 31, 1993  882 843   183 162       148 663       79 579    1 294 247

                                    PAGE 9

                            CANAL ELECTRIC COMPANY

        Revenue, Fuel and Purchased Power

        Operating revenues for the first three months of 1994 decreased approximately $1.1 million or 2%, despite increases in fuel used in production and purchased power, due primarily to the decrease in unit sales and the absence in the current period of an overbilling to the Company during the first quarter of 1993 (approximately $1.4 million) which was in turn billed to customers.

        Purchased power and transmission costs are included in operating expenses and result from the Company's role as wholesale agent to generate and produce bulk electric power for affiliated retail distribution companies.

        The 0.7% decrease in unit sales during the period reflects the decreased availability of Unit 1 offset by the timing of scheduled maintenance on Unit 2 which occurred during the first quarter of 1993. Also affecting unit sales were decreases in the level of purchases made by the Company acting as an agent on behalf of affiliated retail distribution companies and in power available from Seabrook 1 due to unscheduled maintenance. The decline in sales also reflects the impact of the excess capacity situation in New England.

        The 7.7% increase in fuel used in production reflects the increased cost of oil. Average oil prices per barrel for the three-month periods ended March 31, 1994 and 1993 were $14.19 and $13.77, respectively. In conformance with restrictions on air emissions, the Commonwealth of Massachusetts mandated a reduction in sulphur dioxide emissions requiring the periodic use of more expensive lower-sulphur (1%) content oil. Fuel, purchased power and transmission costs represented approximately 61% and 56% of operating revenues in the first three months of 1994 and 1993, respectively, and averaged 2.5 cents per KWH in the current period as compared to 2.4 cents per KWH for the same period a year ago.

        Other Operating Expenses

        The 16.7% decrease in other operation and maintenance expense was due to the absence of the aforementioned overbilling to the Company which occurred during the first quarter of 1993 (approximately $1.4 million). This overbilling was refunded to the Company during the second quarter of 1993 and, in turn, was refunded to the Company's customers. Also contributing to the reduction was a decrease in maintenance expense related to Unit 2 ($695,000) due to the timing of scheduled maintenance. Depreciation expense decreased 19.8%, approximately $840,000 due to an adjustment to the accrual rate in the second quarter of 1993 to reflect the extension of the depreciation recovery period from 1996 to 2002. Federal and state income taxes decreased due to a lower level of pretax income, offset somewhat by an increase in the federal tax rate to 35%. The decrease in local property and other taxes reflects lower rates associated with the nuclear station tax assessed by the state of New Hampshire to the joint-owners of Seabrook.

                                    PAGE 10

                            CANAL ELECTRIC COMPANY

        Other Income and Interest Charges

        The significant decrease in other income during the current three month period was primarily due to a higher level of other income deductions reflecting postretirement benefit reserves ($177,000).

        Total interest charges decreased 9.5% during the period reflecting lower long-term interest ($265,000) due primarily to the early redemption of the Company's Series D, 11.125% First Mortgage Bonds due December 1, 2007 totaling $9.3 million, on December 1, 1993. Somewhat offsetting the decrease during the period, was an increase in other interest charges ($46,000) caused by a higher level of short-term borrowings.

        Environmental Matters

        The Company is subject to laws and regulations administered by federal, state and local authorities relating to the quality of the environment. These laws and regulations affect, among other things, the siting and operation of generating facilities, and will continue to impact future operations, capital costs and construction schedules.

        The federal Clean Air Act, as amended, and certain state laws and regulations impose restrictions on air emissions. Some of these restrictions will become effective in 1995, and others by the year 2000. These laws and regulations have a particular impact on the cost of electric generating operations. As part of its emission reduction program, the Company has been burning more lower-sulphur content fuel oil at this plant. In addition, in October 1993, the Company and Montaup Electric Company (joint owner of Unit 2) reached an agreement with Algonquin Gas Transmission Company to build a natural gas pipeline that will serve Unit 2, subject to regulatory approvals. Unit 2 will be modified to burn gas in addition to oil. The project will improve air quality on Cape Cod, and will also strengthen the Company's bargaining position as it seeks to secure the lowest-cost fuel for its customers. Plant conversion and pipeline construction are expected to be completed in 1996.

        Following the issuance of an environmental consent order in May 1993, the plant was subject to an intensive 26 week review by the Massachusetts Department of Environmental Protection. This review period ended in December 1993, with the plant meeting all state requirements.
                                    PAGE 11

                            CANAL ELECTRIC COMPANY

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings

        None.

Item 6. Exhibits and Reports on Form 8-K

   (a)  Exhibits

        Exhibit 10.  Material Contracts

        None

   (b)  Reports on Form 8-K

        No reports on Form 8-K were filed during the three months ended March 31, 1994.
                                    PAGE 12

                            CANAL ELECTRIC COMPANY

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             CANAL ELECTRIC COMPANY
                                                  (Registrant)


                                             Principal Financial Officer:



                                             JAMES D. RAPPOLI
                                             James D. Rappoli,
                                             Financial Vice President
                                               and Treasurer


                                             Principal Accounting Officer:



                                             JOHN A. WHALEN
                                             John A. Whalen,
                                             Comptroller



Date:  May 13, 1994