Form 10-Q
period 1994-06-30
CANAL ELECTRIC CO
filed 1994-08-12
CIK 16906

PAGE 1

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                         Washington, D. C. 20549-1004

                                   Form 10-Q

(Mark One)

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1994

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

                                                    Outstanding at
           Class of Common Stock                    August 1, 1994
        Common Stock, $25 par value                1,523,200 shares

The Company meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q as a wholly-owned subsidiary and is therefore filing this Form with the reduced disclosure format.
                                    PAGE 2

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                            CANAL ELECTRIC COMPANY

                           CONDENSED BALANCE SHEETS

                      JUNE 30, 1994 AND DECEMBER 31, 1993

                                    ASSETS

                                  (Unaudited)




                                                   June 30,     December 31,
                                                     1994           1993
                                                     (Dollars in Thousands)

PROPERTY, PLANT AND EQUIPMENT, at original cost    $407 960        $404 768
  Less -  Accumulated depreciation and
          amortization                              145 195         137 720
                                                    262 765         267 048
  Add  -  Construction work in progress               2 194           2 501
          Nuclear fuel in process                       209           1 641
                                                    265 168         271 190

LEASED PROPERTY, net                                 13 862          14 150

INVESTMENTS
  Equity in corporate joint venture                   3 928           3 861

CURRENT ASSETS
  Cash                                                   12              12
  Accounts receivable
    Affiliated companies                             11 637          12 215
    Other                                            11 823           9 549
  Electric production fuel oil                          684             663
  Prepaid taxes -
    Property                                            -               891
    Income                                              -               720
  Other                                               2 648           3 602
                                                     26 804          27 652

DEFERRED CHARGES
  Seabrook 1                                          8 332           9 002
  Seabrook 2                                          6 032           6 937
  Other                                              13 053          11 509
                                                     27 417          27 448

                                                   $337 179        $344 301
                                    PAGE 3

                            CANAL ELECTRIC COMPANY

                           CONDENSED BALANCE SHEETS

                      JUNE 30, 1994 AND DECEMBER 31, 1993

                        CAPITALIZATION AND LIABILITIES

                                  (Unaudited)

                                                   June 30,     December 31,
                                                     1994           1993
                                                     (Dollars in Thousands)
CAPITALIZATION
 Common Equity -
   Common stock, $25 par value -
     Authorized - 2,328,200 shares
     Outstanding - 1,523,200 shares,
       wholly-owned by Commonwealth
       Energy System (Parent)                      $ 38 080        $ 38 080
   Amounts paid in excess of par value                8 321           8 321
   Retained earnings                                 52 512          48 151
                                                     98 913          94 552
 Long-term debt, including premiums, less
   current sinking fund requirements                 88 080          88 446
                                                    186 993         182 998

CAPITAL LEASE OBLIGATIONS                            13 288          13 575

CURRENT LIABILITIES
 Interim Financing -
   Notes payable to banks                               -            28 000
   Advances from affiliates                          19 820           8 310
                                                     19 820          36 310
 Other Current Liabilities -
   Current sinking fund requirements                  1 110           1 110
   Accounts payable -
     Affiliated companies                             1 095           1 829
     Other                                           20 578          15 244
   Accrued taxes -
     Income                                             594             460
     Local property and other                            23             923
   Capital lease obligations                            574             575
   Accrued interest and other                         3 854           3 547
                                                     27 828          23 688
                                                     47 648          59 998
DEFERRED CREDITS
 Accumulated deferred income taxes                   71 420          70 854
 Unamortized investment tax credits and other        17 830          16 876
                                                     89 250          87 730

COMMITMENTS AND CONTINGENCIES
                                                   $337 179        $344 301

                            See accompanying notes.
                                    PAGE 4

                            CANAL ELECTRIC COMPANY

             CONDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS

           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1994 AND 1993

                                  (Unaudited)
                                      Three Months Ended    Six Months Ended
                                        1994      1993       1994      1993
                                                (Dollars in Thousands)

ELECTRIC OPERATING REVENUES
  Sales to affiliated companies       $32 448   $32 870   $ 65 502   $ 66 330
  Sales to non-affiliated companies    18 742    15 425     39 585     36 965
                                       51 190    48 295    105 087    103 295

OPERATING EXPENSES
  Fuel used in production              21 701    21 362     45 932     43 855
  Electricity purchased for resale      6 952     5 963     14 634     13 148
  Other operation and maintenance      10 004     8 633     19 259     19 745
  Depreciation                          3 418     2 496      6 830      6 751
  Taxes -
    Income                              2 301     2 510      4 696      5 007
    Local property                        690       839      1 379      1 696
    Payroll and other                     189       226        408        451
                                       45 255    42 029     93 138     90 653
OPERATING INCOME                        5 935     6 266     11 949     12 642

OTHER INCOME                               41       215        130        466

INCOME BEFORE INTEREST CHARGES          5 976     6 481     12 079     13 108

INTEREST CHARGES
  Long-term debt                        2 072     2 342      4 148      4 683
  Other interest charges                  321       187        595        415
  Allowance for borrowed funds used
    during construction                   (34)      (15)       (71)       (28)
                                        2 359     2 514      4 672      5 070

NET INCOME                              3 617     3 967      7 407      8 038

RETAINED EARNINGS -
  Beginning of period                  51 941    61 943     48 151     64 498
  Dividends on common stock            (3 046)   (4 036)    (3 046)   (10 662)

RETAINED EARNINGS -
  End of period                       $52 512   $61 874   $ 52 512   $ 61 874

                            See accompanying notes.


                                    PAGE 5

                            CANAL ELECTRIC COMPANY

                      CONDENSED STATEMENTS OF CASH FLOWS

                FOR THE SIX MONTHS ENDED JUNE 30, 1994 AND 1993

                                  (Unaudited)


                                                       1994           1993
                                                     (Dollars in Thousands)

OPERATING ACTIVITIES
 Net income                                          $ 7 407        $ 8 038
 Effects of non-cash items -
   Depreciation and amortization                       9 335          9 626
   Deferred income taxes and investment
     tax credits, net                                    180             12
   Earnings from corporate joint venture                (251)          (280)
 Dividends from corporate joint venture                  184            294
 Change in working capital, exclusive of cash
   and interim financing                               4 988          5 861
 All other operating items                              (458)          (219)
Net cash provided by operating activities             21 385         23 332

INVESTING ACTIVITIES
 Additions to property, plant and equipment
   (exclusive of AFUDC)                               (1 412)        (2 575)
 Allowance for borrowed funds used
   during construction                                   (71)           (28)
Net cash used for investing activities                (1 483)        (2 603)

FINANCING ACTIVITIES
 Payment of short-term borrowings                    (28 000)        (7 400)
 Payment of dividends                                 (3 046)       (10 662)
 Advances from (payments to) affiliates               11 510         (2 720)
 Sinking fund payments                                  (366)          (381)
Net cash used for financing activities               (19 902)       (21 163)

Net increase (decrease) in cash                            -           (434)
Cash at beginning of period                               12            446
Cash at end of period                                $    12        $    12


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 Cash paid during the period for:
   Interest (net of capitalized amounts)             $ 4 558        $ 4 888
   Income taxes                                      $ 3 748        $ 6 470





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

       The Company has established various regulatory assets in cases where the Massachusetts Department of Public Utilities (DPU) and/or the Federal Energy Regulatory Commission (FERC) have permitted, or are expected to permit, recovery of specific costs over time. As of June 30, 1994, principal regulatory assets included in deferred charges were $13.9 million for abandonment and nonconstruction costs related to the Seabrook project and $7.3 million related to deferred income taxes.

       Generally, expenses which benefit more than one interim period are allocated to other periods to more appropriately match revenues and expenses. Income tax expense is recorded using the statutory rates in effect applied to book income subject to tax recorded in the interim period.

       The unaudited financial statements for the periods ended June 30, 1994 and 1993 reflect, in the opinion of the Company, all adjustments (consisting of only normal recurring accruals) necessary to summarize fairly the results for such periods. In addition, certain prior period amounts are reclassified from time to time to conform with the presentation used in the current period's financial statements.

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

                                    PAGE 7

                            CANAL ELECTRIC COMPANY

(2)    Commitments and Contingencies

       Construction

       The Company is engaged in a continuous construction program presently estimated at $64.8 million for the five-year period 1994 through 1998. Of that amount, $13.2 million is estimated for 1994. As of June 30, 1994, construction expenditures, including an allowance for funds used during construction, amounted to approximately $1.5 million. The Company's program is subject to periodic review and revision.

(3)    Decommissioning of Seabrook Nuclear Power Plant

       The Company and the other joint owners of Seabrook have established a Seabrook Nuclear Decommissioning Financing Fund to cover post operational decommissioning costs. The estimated cost to decommission the plant is $374 million, in 1994 dollars, through June 30, 1994. The Company's share, less its share of the market value of the decommissioning trust, amounts to approximately $12.2 million.
                                    PAGE 8

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

      A summary of the period to period changes in the principal items included in the condensed statements of income for the three and six months ended June 30, 1994 and 1993 is shown below:

                                     Three Months Ended    Six Months Ended
                                           June 30,           June 30,
                                        1994 and 1993       1994 and 1993
                                              Increase (Decrease)
                                            (Dollars in Thousands)

Electric Operating Revenues          $  2 895     6.0%    $  1 792      1.7%

Operating Expenses -
  Fuel used in production                 339     1.6        2 077      4.7
  Electricity purchased for resale        989    16.6        1 486     11.3
  Other operation and maintenance       1 371    15.9         (486)    (2.5)
  Depreciation                            922    36.9           79      1.2
  Taxes -
    Federal and state income             (209)   (8.3)        (311)    (6.2)
    Local property and other             (186)  (17.5)        (360)   (16.8)
                                        3 226     7.7        2 485      2.7

Operating Income                         (331)   (5.3)        (693)    (5.5)

Other Income                             (174)  (80.9)        (336)   (72.1)

Income Before Interest Charges           (505)   (7.8)      (1 029)    (7.8)

Interest Charges                         (155)   (6.2)        (398)    (7.9)

Net Income                           $   (350)   (8.8)     $  (631)    (7.9)

Unit Sales (MWH) Increase              73 818     6.9       65 273      2.8


                            Three Months Ended          Six Months Ended
                                  June 30,                  June 30,
MWH Unit Sales                 1994 and 1993             1994 and 1993

Canal Unit 1                 629 321     642 487    1 341 546   1 525 330
Canal Unit 2                 411 997     245 836      782 123     428 998
Seabrook 1                     6 861      85 487       71 241     165 066
Purchased for Resale          98 027      98 578      236 998     247 241
                           1 146 206   1 072 388    2 431 908   2 366 635

                                    PAGE 9

                            CANAL ELECTRIC COMPANY

        Revenue, Fuel and Purchased Power

        Operating revenues for the six months ended June 30, 1994 increased approximately $1.8 million or 1.7% due to an increase in unit sales and the resultant increase in the level of fuel costs. During the current three-month period operating revenues increased approximately $2.9 million or 6% due to an increase in unit sales and the absence of a refund made to customers during the second quarter of 1993 (approximately $2 million) reflecting an overbilling which had occurred during the first quarter of 1993 and December 1992. Also affecting operating revenues in both periods were increased levels of purchased power costs.

        Purchased power and transmission costs are included in operating expenses and result from the Company's role as wholesale agent to generate and produce bulk electric power for affiliated retail distribution companies.

        Unit sales increased 6.9% and 2.8%, respectively, for the current three and six-month periods due to the increased availability of Unit 2 reflecting the timing of scheduled maintenance. Also affecting unit sales in both current periods was the timing of a refueling outage at Seabrook 1 which began in early April and additional unscheduled maintenance. Seabrook 1 returned to full-power operation in early August 1994.

        Fuel used in production increased in both periods due to the increases in unit sales. The per barrel cost of oil averaged $13.55 and $13.88 during the current quarter and six-month periods, respectively, as compared to $15.00 and $14.34 during the corresponding periods of a year ago. Fuel, purchased power and transmission costs for the current three and six-month periods represent approximately 58% and 59%, respectively, of operating revenues and averaged 2.57 cents and 2.56 cents per KWH, respectively, as compared to 2.63 cents and 2.48 cents per KWH for the same periods of 1993.

        Other Operating Expenses

        Other operation and maintenance expense decreased 2.5% during the first six months of 1994 due primarily to a decrease in maintenance expense for Unit 2 (approximately $2.6 million) reflecting the timing of scheduled maintenance, offset, somewhat by an increase in costs associated with the operation of Seabrook 1 ($917,000). The 15.9% increase in other operation and maintenance expense during the second quarter was due to the timing of the aforementioned refund of $2 million to the Company which was related to an overbilling to the Company. Depreciation expense increased in both current periods due to a higher level of plant in service, and also reflects in the current quarter the impact of a June 1993 adjustment that resulted from a revision to the accrual rate to reflect the extension of the depreciable life of Unit 1 from 1996 to 2002. Federal and state income taxes decreased due to a lower level of pretax income, offset somewhat by an increase in the federal tax rate to 35%. The decrease in local property and other taxes reflects lower rates associated with the nuclear station tax assessed by the state of New Hampshire to the joint-owners of Seabrook.
                                    PAGE 10

                            CANAL ELECTRIC COMPANY

        Other Income and Interest Charges

        The significant decrease in other income during the current three and six month periods was primarily due to a higher level of other income deductions reflecting postretirement benefit reserves ($134,000 and $311,000 during the three and six-month periods, respectively).

        Total interest charges decreased 6.2% and 7.9% during the current three and six-month periods, respectively, reflecting decreases in long-term interest ($270,000 and $535,000 during those periods) due to the early redemption of the Company's Series D, 11.125% First Mortgage Bonds due December 1, 2007 totaling $9.3 million, on December 1, 1993. Somewhat offsetting the decrease during the period was an increase in other interest charges ($134,000 and $180,000 during the three and six-month periods, respectively) caused by a higher level of short-term borrowings.

        Environmental Matters

        The Company is subject to laws and regulations administered by federal, state and local authorities relating to the quality of the environment. These laws and regulations affect, among other things, the siting and operation of generating facilities, and will continue to impact future operations, capital costs and construction schedules.

        The federal Clean Air Act, as amended, and certain state laws and regulations impose restrictions on air emissions. Some of these restrictions will become effective in 1995, and others by the year 2000. These laws and regulations have a particular impact on the cost of electric generating operations. As part of its emission reduction program, the Company has been burning more lower-sulphur content fuel oil at the plant. In addition, in October 1993, the Company and Montaup Electric Company (joint owner of Unit 2) reached an agreement with Algonquin Gas Transmission Company to build a natural gas pipeline that will serve Unit 2, subject to regulatory approvals. Unit 2 will be modified to burn gas in addition to oil. The project will improve air quality on Cape Cod, and will also strengthen the Company's bargaining position as it seeks to secure the lowest-cost fuel for its customers. Plant conversion and pipeline construction are expected to be completed in 1996 at an estimated cost to the Company of approximately $7 million.

                                    PAGE 11

                            CANAL ELECTRIC COMPANY

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings

        The Company is not a party to any pending material legal proceeding.

Item 5. Other Information

        None.

Item 6. Exhibits and Reports on Form 8-K

   (a)  Exhibits

        None

   (b)  Reports on Form 8-K

        No reports on Form 8-K were filed during the three months ended June 30, 1994.
                                    PAGE 12

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



Date:  August 12, 1994