Form 10-Q
period 1994-09-30
CANAL ELECTRIC CO
filed 1994-11-14
CIK 16906

<PAGE 1>

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                         Washington, D. C. 20549-1004

                                   Form 10-Q

(Mark One)

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1994

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

                                                     Outstanding at
           Class of Common Stock                    November 1, 1994
        Common Stock, $25 par value                 1,523,200 shares

The Company meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q as a wholly-owned subsidiary and is therefore filing this Form with the reduced disclosure format.
<PAGE 2>

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                            CANAL ELECTRIC COMPANY

                           CONDENSED BALANCE SHEETS

                   SEPTEMBER 30, 1994 AND DECEMBER 31, 1993

                                    ASSETS

                                  (Unaudited)




                                                  September 30,  December 31,
                                                      1994           1993
                                                      (Dollars in Thousands)

PROPERTY, PLANT AND EQUIPMENT, at original cost    $408 020        $404 768
  Less -  Accumulated depreciation and
          amortization                              149 293         137 720
                                                    258 727         267 048
  Add  -  Construction work in progress               3 668           2 501
          Nuclear fuel in process                       220           1 641
                                                    262 615         271 190

LEASED PROPERTY, net                                 13 719          14 150

INVESTMENTS
  Equity in corporate joint venture                   3 867           3 861

CURRENT ASSETS
  Cash                                                   14              12
  Accounts receivable
    Affiliated companies                             10 317          12 215
    Other                                             5 073           9 549
  Electric production fuel oil                          782             663
  Prepaid taxes -
    Property                                          1 398             891
    Income                                            1 734             720
  Other                                               2 828           3 602
                                                     22 146          27 652

DEFERRED CHARGES
  Seabrook 1                                          7 991           9 002
  Seabrook 2                                          5 608           6 937
  Other                                              13 439          11 509
                                                     27 038          27 448

                                                   $329 385        $344 301
<PAGE 3>

                            CANAL ELECTRIC COMPANY

                           CONDENSED BALANCE SHEETS

                   SEPTEMBER 30, 1994 AND DECEMBER 31, 1993

                        CAPITALIZATION AND LIABILITIES

                                  (Unaudited)

                                                  September 30,  December 31,
                                                      1994           1993
                                                      (Dollars in Thousands)
CAPITALIZATION
  Common Equity -
   Common stock, $25 par value -
     Authorized - 2,328,200 shares
     Outstanding - 1,523,200 shares,
       wholly-owned by Commonwealth
       Energy System (Parent)                      $ 38 080        $ 38 080
   Amounts paid in excess of par value                8 321           8 321
   Retained earnings                                 52 963          48 151
                                                     99 364          94 552
  Long-term debt, including premiums, less
   current sinking fund requirements                 87 897          88 446
                                                    187 261         182 998

CAPITAL LEASE OBLIGATIONS                            13 145          13 575

CURRENT LIABILITIES
  Interim Financing -
   Notes payable to banks                             4 375          28 000
   Advances from affiliates                          15 025           8 310
                                                     19 400          36 310
  Other Current Liabilities -
   Current sinking fund requirements                  1 110           1 110
   Accounts payable -
     Affiliated companies                             1 308           1 829
     Other                                            9 640          15 244
   Accrued taxes -
     Income                                             424             460
     Local property and other                         1 627             923
   Capital lease obligations                            574             575
   Accrued interest and other                         4 115           3 547
                                                     18 798          23 688
                                                     38 198          59 998
DEFERRED CREDITS
  Accumulated deferred income taxes                  72 311          70 854
  Unamortized investment tax credits and other       18 470          16 876
                                                     90 781          87 730

COMMITMENTS AND CONTINGENCIES
                                                   $329 385        $344 301

                            See accompanying notes.
<PAGE 4>

                            CANAL ELECTRIC COMPANY

             CONDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS

        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993

                                  (Unaudited)
                                      Three Months Ended    Nine Months Ended
                                        1994      1993        1994     1993
                                                (Dollars in Thousands)

ELECTRIC OPERATING REVENUES
  Sales to affiliated companies       $31 882   $35 507    $ 97 384  $101 837
  Sales to non-affiliated companies    20 248    18 185      59 833    55 150
                                       52 130    53 692     157 217   156 987

OPERATING EXPENSES
  Fuel used in production              21 983    24 908      67 915    68 763
  Electricity purchased for resale      7 758     7 554      22 392    20 702
  Other operation and maintenance      10 008     8 562      29 267    28 307
  Depreciation                          3 414     3 376      10 244    10 127
  Taxes -
    Income                              2 253     2 786       6 949     7 793
    Local property                        715       357       2 094     2 053
    Payroll and other                     178       151         586       602
                                       46 309    47 694     139 447   138 347
OPERATING INCOME                        5 821     5 998      17 770    18 640

OTHER INCOME                               57       262         187       728

INCOME BEFORE INTEREST CHARGES          5 878     6 260      17 957    19 368

INTEREST CHARGES
  Long-term debt                        2 069     2 336       6 217     7 019
  Other interest charges                  314       127         909       542
  Allowance for borrowed funds used
    during construction                    (3)      (25)        (74)      (53)
                                        2 380     2 438       7 052     7 508

NET INCOME                              3 498     3 822      10 905    11 860

RETAINED EARNINGS -
  Beginning of period                  52 512    61 874      48 151    64 498
  Dividends on common stock            (3 047)   (3 991)     (6 093)  (14 653)

RETAINED EARNINGS -
  End of period                       $52 963   $61 705    $ 52 963  $ 61 705

                            See accompanying notes.


<PAGE 5>

                            CANAL ELECTRIC COMPANY

                      CONDENSED STATEMENTS OF CASH FLOWS

             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993

                                  (Unaudited)


                                                       1994           1993
                                                     (Dollars in Thousands)

OPERATING ACTIVITIES
  Net income                                         $10 905        $11 860
  Effects of non-cash items -
   Depreciation and amortization                      14 375         14 432
   Deferred income taxes and investment
     tax credits, net                                    870            132
   Earnings from corporate joint venture                (381)          (448)
  Dividends from corporate joint venture                 375            533
  Change in working capital, exclusive of cash
   and interim financing                                 618          6 348
  All other operating items                             (161)          (510)
Net cash provided by operating activities             26 601         32 347

INVESTING ACTIVITIES
  Additions to property, plant and equipment
   (exclusive of AFUDC)                               (2 973)        (4 089)
  Allowance for borrowed funds used
   during construction                                   (74)           (53)
Net cash used for investing activities                (3 047)        (4 142)

FINANCING ACTIVITIES
  Payment of short-term borrowings                   (23 625)       (15 175)
  Payment of dividends                                (6 093)       (14 653)
  Advances from affiliates                             6 715          1 760
  Sinking fund payments                                 (549)          (571)
Net cash used for financing activities               (23 552)       (28 639)

Net increase (decrease) in cash                            2           (434)
Cash at beginning of period                               12            446
Cash at end of period                                $    14        $    12


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period for:
   Interest (net of capitalized amounts)             $ 4 559        $ 6 532
   Income taxes                                      $ 7 220        $ 8 186





                            See accompanying notes.
<PAGE 6>

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

        The Company has established various regulatory assets in cases where the Massachusetts Department of Public Utilities (DPU) and/or the Federal Energy Regulatory Commission (FERC) have permitted, or are expected to permit, recovery of specific costs over time. As of September 30, 1994, principal regulatory assets included in deferred charges were $13.2 million for abandonment and nonconstruction costs related to the Seabrook project and $7.3 million related to deferred income taxes.

        Generally, expenses which benefit more than one interim period are allocated to other periods to more appropriately match revenues and expenses. Income tax expense is recorded using the statutory rates in effect applied to book income subject to tax recorded in the interim period.

        The unaudited financial statements for the periods ended September 30, 1994 and 1993 reflect, in the opinion of the Company, all adjustments (consisting of only normal recurring accruals) necessary to summarize fairly the results for such periods. In addition, certain prior period amounts are reclassified from time to time to conform with the presentation used in the current period's financial statements.

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

<PAGE 7>

                            CANAL ELECTRIC COMPANY

(2)     Commitments and Contingencies

        Construction

        The Company is engaged in a continuous construction program presently estimated at $64.8 million for the five-year period 1994 through 1998. Of that amount, $13.2 million is estimated for 1994. As of September 30, 1994, construction expenditures, including an allowance for funds used during construction, amounted to approximately $3 million. The majority of 1994 construction expenditures are anticipated to be incurred during the fourth quarter of 1994. The Company's program is subject to periodic review and revision.

(3)     Decommissioning of Seabrook Nuclear Power Plant

        The Company and the other joint owners of Seabrook have established a Seabrook Nuclear Decommissioning Financing Fund to cover post operational decommissioning costs. The estimated cost to decommission the plant is $378 million, in 1994 dollars, through September 30, 1994. The Company's share of this liability (approximately $13.3 million) less its share of the market value of the decommissioning trust ($995,000) amounts to approximately $12.3 million.
<PAGE 8>

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

      A summary of the period to period changes in the principal items included in the condensed statements of income for the three and nine months ended September 30, 1994 and 1993 is shown below:

                                     Three Months Ended   Nine Months Ended
                                        September 30,       September 30,
                                        1994 and 1993       1994 and 1993
                                              Increase (Decrease)
                                            (Dollars in Thousands)

Electric Operating Revenues          $ (1 562)  (2.9)%     $    230     0.2%

Operating Expenses
  Fuel used in production              (2 925)  (11.7)         (848)   (1.2)
  Electricity purchased for resale        204     2.7         1 690     8.2
  Other operation and maintenance       1 446    16.9           960     3.4
  Depreciation                             38     1.1           117     1.2
  Taxes -
    Federal and state income             (533)  (19.1)         (844)  (10.8)
    Local property and other              385    75.8            25     0.9
                                       (1 385)   (2.9)        1 100     0.8

Operating Income                         (177)   (3.0)         (870)   (4.7)

Other Income                             (205)  (78.2)         (541)  (74.3)

Income Before Interest Charges           (382)   (6.1)       (1 411)   (7.3)

Interest Charges                          (58)   (2.4)         (456)   (6.1)

Net Income                           $   (324)   (8.5)     $   (955)   (8.0)

Unit Sales (MWH) Decrease            (195 023)  (15.4)     (129 750)   (3.6)


                             Three Months Ended         Nine Months Ended
                                September 30,             September 30,
MWH Unit Sales                  1994 and 1993             1994 and 1993

Canal Unit 1                  617 567     624 115    1 959 113   2 149 445
Canal Unit 2                  254 389     469 335    1 036 512     898 333
Seabrook 1                     57 516      77 513      128 757     242 579
Purchased for Resale          138 636      92 168      375 634     339 409
                            1 068 108   1 263 131    3 500 016   3 629 766

<PAGE 9>

                            CANAL ELECTRIC COMPANY

        Revenues, Fuel and Purchased Power

        Operating revenues for the first nine months of 1994 were virtually unchanged from those of a year ago due to an increase in the cost of electricity purchased for resale being offset by lower fuel costs and a 3.6% decrease in unit sales. During the current three-month period, operating revenues decreased by 2.9%, approximately $1.6 million, due to the decrease in fuel costs and a 15.4% decrease in unit sales.

        Purchased power and transmission costs are included in operating expenses and result from the Company's role as wholesale agent to generate and produce bulk electric power for affiliated retail distribution companies.

        Unit sales decreased 15.4% and 3.6% for the current three and nine-month periods, respectively, due to the lower availability of Unit 1, the timing of scheduled maintenance on Unit 2 and a refueling outage at Seabrook 1 which began in early April 1994 and was extended for unscheduled maintenance. Seabrook was returned to full-power operation in early August 1994.

        Fuel used in production decreased in both periods due to the decreases in unit sales. The per barrel cost of oil averaged $15.45 and $14.35 during the current quarter and nine-month periods, respectively, as compared to $13.92 and $14.19 during the corresponding periods of a year ago. Fuel, purchased power and transmission costs in both the current three and nine-month periods represents approximately 59% of operating revenues and averaged 2.87 cents and 2.65 cents per KWH, respectively, as compared to 2.64 cents and 2.54 cents per KWH for the same periods in 1993.

        Other Operating Expenses

        Other operation and maintenance expense increased in the current three and nine-month periods by 16.9% and 3.4%, respectively, due primarily to increases in costs associated with the operation of Seabrook 1
  ($215,000 and $1.1 million, respectively) and maintenance at Unit 1 (approximately $1 million and $1.4 million, respectively). Also contributing to the increase in other operation and maintenance expense were higher insurance and benefit costs for the three and nine-month periods of $400,000 and $265,000, respectively. These items were offset somewhat by the timing of scheduled maintenance at Unit 2 which occurred during the first quarter of 1993. Depreciation expense increased in both periods due to higher levels of plant in service. Federal and state income taxes decreased due to a lower level of pretax income. The significant increase in local property and other taxes during the quarter is due primarily to the absence of an adjustment to the accrual rate during July 1993 (approximately $300,000) reflecting lower rates associated with the nuclear station tax assessed by the state of New Hampshire to the joint-owners of Seabrook.
<PAGE 10>

                            CANAL ELECTRIC COMPANY

        Other Income and Interest Charges

        The significant decrease in other income during the current three and nine-month periods was primarily due to a higher level of other income deductions reflecting postretirement benefit reserves ($123,000 and $434,000 during the three and nine-month periods, respectively).

        Total interest charges decreased 2.4% and 6.1% during the current three and nine-month periods, respectively, reflecting decreases in long-term interest ($267,000 and $802,000 during those periods) due to the early redemption of the Company's Series D, 11.125% First Mortgage Bonds due December 1, 2007 totaling $9.3 million, on December 1, 1993. Somewhat offsetting the decrease during the period were increases in other interest charges ($187,000 and $367,000 during the three and nine-month periods) caused by a higher level of short-term borrowings coupled with higher short-term interest rates.

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

<PAGE 11>

                            CANAL ELECTRIC COMPANY

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings

        The Company is not a party to any pending material legal proceeding.

Item 5. Other Information

        None.

Item 6. Exhibits and Reports on Form 8-K

   (a)  Exhibits

        Incorporated herein by reference:

        Exhibit 10   Material Contracts.

        10.2         Other Agreements.

        10.2.3.10 Twenty-Eighth Agreement Amending New England Power Pool Agreement dated September 1, 1971, as amended September 15, 1992 (Exhibit 1 to Commonwealth Energy System's Form 10-Q (September 1994), File No. 1-7316).

        10.2.3.11 Twenty-Ninth Agreement Amending New England Power Pool Agreement dated September 1, 1971, as amended May 1, 1993 (Exhibit 2 to Commonwealth Energy System's Form 10-Q (September 1994), File No. 1-7316).

        Filed herewith:

        Exhibit 27 Financial Data Schedule for the nine months ended September 30, 1994 (Filed herewith as Exhibit 1).

   (b)  Reports on Form 8-K

        No reports on Form 8-K were filed during the three months ended September 30, 1994.
<PAGE 12>

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



Date:  November 14, 1994