Form 10-K
CANAL ELECTRIC CO
filed 1995-03-30
CIK 16906

<PAGE 1>

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C. 20549-1004

                                   Form 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 [FEE REQUIRED]

      For the fiscal year ended December 31, 1994

                                      OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

                                Title of Class
                                     None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ x ] NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                               Outstanding at
           Class of Common Stock               March 15, 1995
Common Stock, $25 par value                   1,523,200 shares

The Company meets the conditions set forth in General Instruction J(1)(a) and
(b) of Form 10-K as a wholly-owned subsidiary and is therefore filing this Form with the reduced disclosure format.

Documents Incorporated by Reference           Part in Form 10-K
                None                           Not Applicable

List of Exhibits begins on page 32 of this report.

<PAGE 2>

                            CANAL ELECTRIC COMPANY
                         FORM 10-K  DECEMBER 31, 1994

                               TABLE OF CONTENTS

                                    PART I
                                                                      PAGE

Item  1. Business..........................................             3

           General.........................................             3

           New England Power Pool..........................             3

           Regulation......................................             4

           Fuel Supply.....................................             4

           Power Contracts.................................             5

           Power Supply Commitments and
             Support Agreements............................             6

           Construction and Financing......................             6

           Environmental Matters...........................             6

           Employees.......................................             7

Item  2. Properties........................................             7

Item  3. Legal Proceedings.................................             7

                                    PART II

Item  5. Market for the Registrant's Common Stock and
           Related Stockholder Matters.....................             8

Item  7. Management's Discussion and Analysis of
           Results of Operations...........................             9

Item  8. Financial Statements and Supplementary Data.......            12

Item  9. Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure.............            12

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and
           Reports on Form 8-K.............................            32


Signatures...................................................          41

<PAGE 3>


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

      For additional information pertaining to the Company's relationship with the system's retail distribution companies, together with more extensive information on the Company's participation in the Seabrook plant and on other sources of power procurement, refer to the "Power Contracts" and "Power Supply Commitments and Support Agreements" sections of this Item 1.

      New England Power Pool

      The Company, together with other electric utility companies in the New England area, is a member of the New England Power Pool (NEPOOL), which was formed in 1971 to provide for the joint planning and operation of electric systems throughout New England.

      NEPOOL operates a centralized dispatching facility to ensure reliability of service and to dispatch the most economically available generating units of the member companies to fulfill the region's energy requirements. This concept is accomplished by use of computers to monitor and forecast load requirements. In the past, this has required that Canal Unit 1 operate whenever possible since it is one of the most efficient oil-fired units in the country. Canal Unit 2 is designed for cycling operation which provides

<PAGE 4>

                            CANAL ELECTRIC COMPANY

 for economic changes in unit load permitting reduced generation during nights and weekends when demand is lowest. It has performed as one of New England's most efficient units in this type of service.

      The Company and the System's other electric subsidiaries are also members of the Northeast Power Coordinating Council (NPCC), an advisory organization which includes the major power systems in New England and New York plus the provinces of Ontario and New Brunswick in Canada. NPCC establishes criteria and standards for reliability and serves as a vehicle for coordination in the planning and operation of these systems.

      Regulation

      The Company is a "public utility" within the meaning of Part II of the Federal Power Act and is subject to regulations thereunder by the FERC as to rates, accounting and other matters. The Company is subject to regulation by the DPU as to the issuance of securities.

      Fuel Supply

      (a) Oil

      Effective July 1, 1993, the Company executed a twenty-two month contract with Coastal Oil New England, Inc. (Coastal) for the purchase of residual fuel oil. The contract provides for delivery of a set percentage of the Company's fuel requirement, the balance (a maximum of 20%) to be met by spot purchases or by Coastal at the discretion of the Company. Through December 1994, approximately 15.6% of the Company's total requirements have been met by lower-cost spot purchases resulting in savings to its customers.

      Energy Supply and Credit Corporation (ESCO Massachusetts, Inc.) operates the Company's oil terminal and manages the purchase, receipt and payment of oil under assignment of the Company's supply contracts to ESCO Massachu-setts, Inc. Oil in the terminal's shore tanks is held in inventory by ESCO Massachusetts, Inc. and delivered upon demand to the Company's day tanks.

      Fuel oil storage facilities at the Canal site have a capacity of 1,199,000 barrels, representing approximately 60 days of normal operation of the two units. During 1994, ESCO maintained an average daily inventory of 575,000 barrels of fuel oil which represents 30 days of normal operation of the two units. This supply is maintained by tanker deliveries approximately every ten to fifteen days.

      For a discussion on the cost of fuel oil, refer to "Management's Discussion and Analysis of Results of Operations" filed under Item 7 of this report.

      (b) Nuclear Fuel

      The nuclear fuel contract and inventory information for Seabrook 1 has been furnished to the Company by North Atlantic Energy Services Corporation (NAESCO), the plant manager responsible for operation of the unit. Seabrook's requirement for nuclear fuel components are 100% covered through 1999 by existing contracts.

<PAGE 5>

                            CANAL ELECTRIC COMPANY

      There are no spent fuel reprocessing or disposal facilities currently operating in the United States. Instead, commercial nuclear electric gener-ating units operating in the United States are required to retain high level wastes and spent fuel on-site. As required by the Nuclear Waste Policy Act of 1982 (the Act), as amended, the joint-owners entered into a contract with the Department of Energy for the transportation and disposal of spent fuel and high level radioactive waste at a national nuclear waste repository or Monitored Retrievable Storage (MRS) facility. Owners or generators of spent nuclear fuel or its associated wastes are required to bear all of the costs for such transportation and disposal through payment of a fee of approximately 1 mill/KWH based on net electric generation to the Nuclear Waste Fund. Under the Act, a temporary storage facility for nuclear waste was anticipated to be in operation by 1998; a reassessment of the project's schedule requires extending the completion date of the permanent facility until at least 2010. Seabrook 1 is currently licensed for enough on-site storage to accommodate all spent fuel expected to be accumulated through at least the year 2010.

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

      The Company acts as agent for Commonwealth Electric and/or Cambridge in the procurement of additional capacity, or, to sell a portion of each company's entitlement in Unit 2. Exchange agreements are in place with several utilities whereby, in certain circumstances, it is possible to exchange capacity so that the mix of power improves the pricing for dispatch for both the seller and purchaser. Commonwealth Electric and Cambridge thus secure cost savings for their respective customers by planning for bulk power supply on a single system basis. A Capacity Acquisition and Disposition Agreement, which has been accepted for filing as a rate schedule by the FERC, enables the Company to recover costs incurred in connection with any transaction covered by such Agreement. Commonwealth Electric and Cambridge, in turn, bill charges to retail customers through rates subject to DPU regulation. Currently, Agreements are in effect for Seabrook 1, Phase I and Phase II of the Hydro-Quebec Project, varying amounts of power acquired from Northeast Utilities (NU), a 50 MW exchange with Central Vermont Public Service and a 50 MW exchange with New England Power Company through April 1997.

<PAGE 6>

                            CANAL ELECTRIC COMPANY

      Power Supply Commitments and Support Agreements

      In response to solicitations by NU and other utilities, the Company, on behalf of Commonwealth Electric and Cambridge, purchased entitlements through short-term contracts in various selected generating units. The contracts with NU covered the purchase of varying amounts of power through October 1994. These and other bulk electric power purchases are necessary in order to fulfill the system's NEPOOL obligation and for the Company to acquire and deliver electric generating capacity to meet Commonwealth Electric and Cambridge requirements. For additional information, refer to "Transactions with Affiliates" in Note 1 of Notes to Financial Statements and to "Management's Discussion and Analysis of Results of Operations" filed under Items 8 and 7, respectively, of this report.

      The Company is party to support agreements for Phase I and Phase II of the Hydro-Quebec Project and is thereby obligated to pay its share of operating and capital costs for Phase II over a 25 year period ending in 2015. Future minimum lease payments for Phase II have an estimated present value of $13.8 million at December 31, 1994. In addition, the Company has an equity interest in Phase II which amounted to $3.8 million in 1994 and $3.9 million in 1993.

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

      The federal Clean Air Act, as amended, and certain state laws and regulations impose restrictions on air emissions. Some of these restrictions will become effective in 1995, and others by the year 2000. As part of its emission reduction program, the Company has been burning more lower-sulphur content fuel oil. In addition, in October 1993, the Company reached an agreement with Montaup Electric Company (50% owner of Unit 2) and Algonquin Gas Transmission Company to build a natural gas pipeline that will serve Unit 2, subject to regulatory approvals. Unit 2 will be modified to burn gas in addition to oil. The project will improve air quality on Cape Cod, enable the plant to exceed the stringent 1995 air quality standards established by the Massachusetts Department of Environmental Protection and will also strengthen the Company's bargaining position as it seeks to secure the lowest-cost fuel for its customers. Plant conversion and pipeline construction are expected to be completed in 1996.

      Following the issuance of an environmental consent order in May 1993, the plant was subject to an intensive 26 week review by the Massachusetts

<PAGE 7>

                            CANAL ELECTRIC COMPANY

 Department of Environmental Protection. The on-site inspection of the plant ended in December 1993, with the plant meeting all state requirements. The plant will remain under state supervision and will be subject to unannounced emissions checks in order to ensure that the highest standards of air quality are maintained.

      Employees

      The Company has 125 regular employees, 88 (70%) are represented by the Utility Workers' Union of America, A.F.L.-C.I.O. The existing collective bargaining agreement expires on May 31, 1997. Employee relations have generally been satisfactory.

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

<PAGE 8>

                            CANAL ELECTRIC COMPANY

                                   PART II.

Item 5. Market for the Registrant's Common Stock and Related Stockholder
        Matters

 (a)    Principal Market

        Not applicable. The Company is a wholly-owned subsidiary of Commonwealth Energy System.

 (b)    Number of Shareholders at December 31, 1994

        One

 (c)    Frequency and Amount of Dividends Declared in 1994 and 1993

                      1994                                1993
                             Per Share                              Per Share
        Declaration Date      Amount         Declaration Date        Amount

        April 25, 1994        $ 2.00         January 28, 1993        $ 4.35
        July 18, 1994           2.00         April 26, 1993            2.65
        October 24, 1994        3.00         July 26, 1993             2.62
                              $ 7.00         October 18, 1993          2.50
                                             December 29, 1993         8.54
                                                                     $20.66

        Reference is made to Note 6 of Notes to Financial Statements filed under Item 8 of this report for restrictions against the payment of cash dividends.

 (d) Future dividends may vary depending upon the Company's earnings and capital requirements as well as financial and other conditions existing at that time.

<PAGE 9>

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

        A summary of the period to period changes in the principal items included in the statements of income for the years ended December 31, 1994 and 1993 is shown below:
                                      Years Ended            Years Ended
                                      December 31,           December 31,
                                     1994 and 1993          1993 and 1992
                                              Increase (Decrease)
                                             (Dollars in Thousands)

Electric Operating Revenues        $( 4 674)   (2.3)%   $ (18 605)     (8.4)%

Operating Expenses:
 Fuel used in production               (760)   (0.9)      (13 324)    (13.9)
 Electricity purchased for resale      (350)   (1.2)         (870)     (3.0)
 Other operation and maintenance     (1 998)   (5.2)       (1 561)     (3.9)
 Depreciation                           178     1.3        (1 658)    (11.0)
 Taxes -
   Federal and state income            (503)   (5.7)       (2 856)    (24.3)
   Local property and other              12     0.3          (568)    (13.9)
                                     (3 421)   (1.9)      (20 837)    (10.5)

Operating Income                     (1 253)   (5.0)        2 232       9.8

Other Income                           (163)  (54.3)       (5 479)    (94.8)

Income Before Interest Charges       (1 416)   (5.6)       (3 247)    (11.4)

Interest Charges                       (452)   (4.4)          978      10.6

Net Income                         $   (964)   (6.4)    $  (4 225)    (19.6)

Unit Sales Decrease (MWH)           (85 345)   (1.9)   (1 076 059)    (21.8)

The following is a summary of unit sales for the periods indicated:

                                    Unit Sales (MWH)
Period Ended                              Seabrook  Purchased
December 31,        Unit 1      Unit 2     Unit 1   For Resale      Total
    1994          2 594 406   1 047 214    218 560    477 506     4 337 686
    1993          2 382 716   1 275 305    318 694    446 316     4 423 031
    1992          3 173 668   1 590 643    273 859    460 920     5 499 090

<PAGE 10>

                            CANAL ELECTRIC COMPANY

 Revenue, Fuel and Purchased Power

      Operating revenues for 1994 declined by approximately $4.7 million or 2.3% due to a 1.9% decrease in unit sales. The decrease in unit sales was caused primarily by the reduced availability of Seabrook 1 due to the timing of a scheduled refueling outage which began in early April and was extended through early August 1994 for unscheduled maintenance. Somewhat offsetting the decline was an increase in purchases made on behalf of affiliated retail distribution companies. Also reflected in the change in unit sales was the increased availability of Unit 1 that was offset by the decline in generation from Unit 2 due to scheduled and unscheduled maintenance on the both Units.

      During 1993, operating revenues decreased by $18.6 million or 8.4% due primarily to a 21.8% decrease in unit sales due to the timing of scheduled maintenance on Units 1 and 2, the operation of the units at reduced capacity during emissions testing and a decrease in the level of short-term purchases on behalf of affiliated retail distribution companies. A contributing factor to the decrease was the impact of the excess capacity situation which exists in New England. Somewhat offsetting the decline in unit sales was an increase in power available from Seabrook 1.

      Fuel, purchased power and transmission costs (included in other operation) represented approximately 57% of the total revenue dollar in 1994, 56% in 1993 and 58% in 1992 and averaged 2.68 cents per KWH in 1994 as compared to 2.58 cents in 1993 and 2.33 cents in 1992. The per barrel cost of oil averaged $14.33 in 1994, $14.02 in 1993 and $12.95 in 1992. In
 conformance with restrictions on air emissions, the Commonwealth of Massachusetts mandated a reduction in sulphur dioxide emissions requiring the periodic use of more expensive lower-sulphur (1%) content oil. In 1994, 1% oil averaged $14.92 per barrel as compared to $15.16 per barrel in 1993 $17.25 per barrel in 1992. However, lower-sulphur oil displaced 70.4% of the higher sulphur (2.2%) content oil in 1994, as compared to 57.5% and 24% in 1993 and 1992, respectively.

 Other Operating Expenses

      Other operation includes the following:

                                             Years Ended December 31,
                                            1994       1993       1992
                                              (Dollars in millions)

 Other operation:                          $24.7      $23.7      $27.0
  Less:
   Seabrook 1 operations                     4.3        4.6        5.7
   Hydro-Quebec Phase II transmission        3.5        3.5        3.5
   Power purchased from affiliates           1.3        0.8        2.6
                                           $15.6      $14.8      $15.2

      After excluding the items noted above, other operation, net, increased approximately $800,000 or 5.4% in 1994 and decreased 2.6% in 1993. The significant changes in power purchased from affiliates were due to a damaged

<PAGE 11>

                            CANAL ELECTRIC COMPANY

 Unit 1 service station transformer from July 1991 through February 1992 which required the Company to buy power normally generated at the plant and a refund ($594,000) received in 1993 reflecting an overbilling which had occurred in December 1992. The refund was passed back to the Company's customers in 1993 and produced a corresponding reduction to revenues.

      The decrease in maintenance expense in 1994 was due primarily to the timing of maintenance on Unit 1 and the major overhaul of Unit 2 which occurred in 1993. The increase in maintenance expense in 1993 reflects the timing of a scheduled inspection and overhaul of the Unit 2 boiler, turbine and generator.

 Depreciation and Taxes

      The 1.3% increase in depreciation expense in 1994 was due to a higher level of plant-in-service. Depreciation expense decreased 11%, or approximately $1.7 million, during 1993 due to a revision to accrual rates used in determining depreciation expense and an extension of the depreciable life of Unit 1 from 1996 to 2002, resulting from a study conducted as of December 31, 1992.

      The 5.7% decrease in income tax expense (approximately $503,000) during 1994 was due to a lower level of pretax income. Income tax expense decreased approximately $2.9 million or 24.3% in 1993 due to a significantly lower level of pretax income offset, somewhat, by an increase in the federal income tax rate to 35%, retroactive to January 1, 1993. Local property and other taxes were virtually unchanged for 1994 reflecting the impact of slightly higher property tax rates ($73,000) being offset by a decrease in payroll-related taxes ($61,000). The decrease in local property and other taxes during 1993 reflects lower rates and a refund (approximately $300,000) associated with revisions to the nuclear station property tax assessed by the state of New Hampshire to the joint-owners of Seabrook.

 Other Income

      During 1994 other income decreased due primarily to lower equity earnings ($67,000) related to the Company's investment in Hydro-Quebec. The significant decrease in other income during 1993 was due to the absence of:
 1) an equity component of allowance for funds used during construction (AFUDC) resulting from an adjustment to reflect the 1992 FERC settlement which finalized recovery of the Company's investment in Seabrook 1; 2) interest income related to contested tax issues; and 3) the reversal of a reserve related to the Company's Seabrook investment which was determined to be fully recoverable pursuant to the aforementioned FERC settlement.

 Interest Charges

      Total interest charges decreased 4.4% during 1994 reflecting a decrease in long-term interest ($984,000) due to the early redemption of the Company's Series D, 11.125% First Mortgage Bonds due in 2007. Somewhat offsetting the decrease in long-term interest was an increase in other interest charges ($427,000) caused by a higher average level of short-term borrowings coupled with higher short-term interest rates. Interest rates on

<PAGE 12>

                            CANAL ELECTRIC COMPANY

 bank borrowings averaged 4.3% during 1994 as compared to 3.4% for 1993. Total interest charges increased 10.6% during 1993 due to a significantly lower level of debt AFUDC reflecting the 1992 FERC Seabrook settlement, lower levels of short-term debt and lower interest rates.

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

Item 8.  Financial Statements and Supplementary Data

      The Company's financial statements required by this item are filed herewith on pages 13 through 31 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None

<PAGE 13>

                            CANAL ELECTRIC COMPANY

Item 8.       Financial Statements and Supplementary Data

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Canal Electric Company:

      We have audited the accompanying balance sheets of CANAL ELECTRIC COMPANY, (a Massachusetts corporation and wholly-owned subsidiary of Commonwealth Energy System) as of December 31, 1994 and 1993, and the related statements of income, retained earnings and cash flows for each of the three years in the period ended December 31, 1994. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Canal Electric Company as of December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

      As discussed in Note 7 to the financial statements, effective January 1, 1993, the Company changed its method of accounting for costs associated with postretirement benefits other than pensions.

      Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to financial statements and schedules is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                                     ARTHUR ANDERSEN LLP
                                                     Arthur Andersen LLP
Boston, Massachusetts
February 21, 1995

<PAGE 14>

                            CANAL ELECTRIC COMPANY
                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES



                                   PART II.


FINANCIAL STATEMENTS

  Balance Sheets at December 31, 1994 and 1993

  Statements of Income for the Years Ended December 31, 1994, 1993 and 1992

  Statements of Retained Earnings for the Years Ended December 31, 1994, 1993 and 1992

  Statements of Cash Flows for the Years Ended December 31, 1994, 1993 and
  1992

  Notes to Financial Statements


                                   PART IV.


SCHEDULES

  I Investments In, Equity Earnings of, and Dividends Received From Related Parties for the Years Ended December 31, 1994, 1993 and 1992

SCHEDULES OMITTED

  All other schedules are not submitted because they are not applicable or required or because the required information is included in the financial statements or notes thereto.

<PAGE 15>

                            CANAL ELECTRIC COMPANY
                                BALANCE SHEETS
                          DECEMBER 31, 1994 AND 1993

                                    ASSETS



                                                           1994       1993
                                                        (Dollars in Thousands)

PROPERTY, PLANT AND EQUIPMENT, at original cost         $409 648   $404 768
  Less - Accumulated depreciation
    and amortization                                     150 337    137 720
                                                         259 311    267 048
  Add - Construction work in progress                      6 250      2 501
        Nuclear fuel in process                              139      1 641
                                                         265 700    271 190

LEASED PROPERTY, net                                      13 844     14 150

INVESTMENTS
  Equity in corporate joint venture                        3 802      3 861

CURRENT ASSETS
  Cash                                                        12         12
  Accounts receivable -
    Affiliated companies                                   7 935     12 215
    Other                                                  9 100      9 549
  Unbilled revenues                                          -          659
  Inventories, at average cost -
    Electric production fuel oil                             736        663
    Materials and supplies                                 1 408      1 471
  Prepaid taxes -
    Income                                                   132        720
    Property                                                 932        891
  Other                                                    1 277      1 472
                                                          21 532     27 652

DEFERRED CHARGES
  Seabrook 1                                               7 735      9 002
  Seabrook 2                                               5 140      6 937
  Other                                                   12 195     11 509
                                                          25 070     27 448

                                                        $329 948   $344 301

<PAGE 16>

                            CANAL ELECTRIC COMPANY
                                BALANCE SHEETS
                          DECEMBER 31, 1994 AND 1993

                        CAPITALIZATION AND LIABILITIES

                                                           1994        1993
                                                        (Dollars in Thousands)

CAPITALIZATION
  Common Equity -
    Common stock, $25 par value -
       Authorized - 2,328,200 shares
       Outstanding - 1,523,200 shares, wholly-owned
       by Commonwealth Energy System (Parent)            $ 38 080    $ 38 080
    Amounts paid in excess of par value                     8 321       8 321
    Retained earnings                                      51 647      48 151
                                                           98 048      94 552
  Long-term debt, including premiums, less
    current sinking fund requirements                      87 713      88 446
                                                          185 761     182 998

CAPITAL LEASE OBLIGATIONS                                  13 258      13 575

CURRENT LIABILITIES
  Interim Financing -
    Notes payable to banks                                 11 325      28 000
    Advances from affiliates                                9 350       8 310
                                                           20 675      36 310
  Other Current Liabilities -
    Current sinking fund requirements                       1 110       1 110
    Accounts payable -
       Affiliated companies                                 1 932       1 829
       Other                                               14 857      15 244
    Accrued taxes -
       Local property and other                               977         923
       Income                                                  71         460
    Capital lease obligations                                 586         575
    Accrued interest and other                              4 120       3 547
                                                           23 653      23 688
                                                           44 328      59 998

DEFERRED CREDITS
  Accumulated deferred income taxes                        68 732      70 854
  Unamortized investment tax credits                       12 658      13 360
  Other                                                     5 211       3 516
                                                           86 601      87 730

COMMITMENTS AND CONTINGENCIES

                                                         $329 948    $344 301


The accompanying notes are an integral part of these financial statements.

<PAGE 17>

                            CANAL ELECTRIC COMPANY
                             STATEMENTS OF INCOME
             FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992


                                               1994        1993       1992
                                                 (Dollars in Thousands)

ELECTRIC OPERATING REVENUES
  Sales to affiliated companies              $122 310    $133 060   $144 214
  Sales to non-affiliated companies            76 076      70 000     77 451
                                              198 386     203 060    221 665

OPERATING EXPENSES
  Fuel used in production                      81 864      82 624     95 948
  Electricity purchased for resale             27 627      27 977     28 847
  Other operation                              24 731      23 694     27 019
  Maintenance                                  11 526      14 561     12 797
  Depreciation                                 13 539      13 361     15 019
  Amortization                                  3 423       3 423      3 423
  Taxes -
    Income                                      8 390       8 893     11 749
    Local property                              2 793       2 720      3 392
    Payroll and other                             729         790        686
                                              174 622     178 043    198 880

OPERATING INCOME                               23 764      25 017     22 785

OTHER INCOME
  Allowance for equity funds used
    during construction                           -           -        1 827
  Other, net                                      137         300      3 952
                                                  137         300      5 779

INCOME BEFORE INTEREST CHARGES                 23 901      25 317     28 564

INTEREST CHARGES
  Long-term debt                                8 283       9 267      9 403
  Other interest charges                        1 546         989      1 791
  Allowance for borrowed funds used
    during construction                           (86)        (61)    (1 977)
                                                9 743      10 195      9 217

NET INCOME                                   $ 14 158    $ 15 122   $ 19 347









The accompanying notes are an integral part of these financial statements.

<PAGE 18>

                            CANAL ELECTRIC COMPANY
                        STATEMENTS OF RETAINED EARNINGS
             FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992





                                              1994        1993        1992
                                                (Dollars in Thousands)

Balance at beginning of year                 $48 151     $64 498     $62 668

Add (Deduct)
  Net income                                  14 158      15 122      19 347
  Cash dividends on common stock             (10 662)    (31 469)    (17 517)

Balance at end of year                       $51 647     $48 151     $64 498



































The accompanying notes are an integral part of these financial statements.

<PAGE 19>

                            CANAL ELECTRIC COMPANY
                           STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

                                                1994       1993       1992
                                                  (Dollars in Thousands)
OPERATING ACTIVITIES
  Net income                                  $ 14 158   $ 15 122   $ 19 347
  Effects of noncash items -
    Depreciation and amortization               18 668     20 333     22 138
    Deferred income taxes                        1 815      1 445      3 950
    Investment tax credits                        (702)      (715)      (744)
    Allowance for equity funds used
       during construction                         -          -       (1 827)
    Earnings from corporate joint venture         (507)      (573)      (620)
  Dividends from corporate joint venture           566        882        822
  Change in working capital, exclusive
    of cash and interim financing -
       Accounts receivable                       4 729       (513)     1 304
       Unbilled revenues                           659        224       (193)
       Prepaid (accrued) income taxes, net         199       (990)     1 313
       Local property and other taxes, net          13        (30)      (526)
       Accounts payable and other                  485      1 603     (2 491)
  All other operating items, net                (3 571)    (2 326)    (2 988)

Net cash provided by operating activities       36 512     34 462     39 485

INVESTING ACTIVITIES
  Additions to property, plant and
    equipment (exclusive of AFUDC)              (9 396)    (6 574)    (5 474)
  Allowance for borrowed funds used
    during construction                            (86)       (61)    (1 977)

Net cash used for investing activities          (9 482)    (6 635)    (7 451)

FINANCING ACTIVITIES
  Proceeds from (payment of)
    short-term borrowings                      (16 675)     8 650    (13 850)
  Proceeds from affiliate borrowings             1 040      4 590        215
  Payment of dividends                         (10 662)   (31 469)   (17 517)
  Long-term debt issue refunded                    -       (9 300)       -
  Retirement of long-term debt through
    sinking funds                                 (733)      (732)      (436)

Net cash used for financing activities         (27 030)   (28 261)   (31 588)

Net increase (decrease) in cash                    -         (434)       446
Cash at beginning of period                         12        446        -
Cash at end of period                         $     12   $     12   $    446




The accompanying notes are an integral part of these financial statements.

<PAGE 20>

                            CANAL ELECTRIC COMPANY
                         NOTES TO FINANCIAL STATEMENTS

(1)    Significant Accounting Policies

       (a) General and Regulatory

       Canal Electric Company (the Company) is a wholly-owned subsidiary of Commonwealth Energy System. The parent company is referred to in this report as the "System" and together with its subsidiaries is referred to as "the system." The Company is regulated as to rates, accounting and other matters by various authorities, including the Federal Energy Regulatory Commission (FERC) and the Massachusetts Department of Public Utilities
 (DPU). The System is an exempt holding company under the provisions of the Public Utility Holding Company Act of 1935 and, in addition to its investment in the Company, has interests in other utility companies and several non-regulated companies.

       The Company has established various regulatory assets in cases where the DPU and/or the FERC have permitted or are expected to permit recovery of specific costs over time. The principal regulatory assets included in deferred charges at December 31, 1994 and 1993 were as follows:

                                                         1994         1993
                                                       (Dollars in Thousands)

       Seabrook related costs                           $12 648     $15 774
       Deferred income taxes                              5 537       7 345
       Postretirement benefit costs                       1 242         639
         Total regulatory assets                        $19 427     $23 758

       Regulatory assets as a percent of total assets       5.9%        6.9%

       (b) Reclassifications

       Certain prior year amounts are reclassified from time to time to con-form with the presentation used in the current year's financial statements.

       (c) Transactions with Affiliates

       Transactions between the Company and other system companies include purchases and sales of electricity, including the Company's acquisition and resale of capacity entitlements and related energy generated by certain units of other New England utilities. The Company functions as the principal supplier of electric generation capacity for and on behalf of affiliates Cambridge Electric Light Company (Cambridge) and Commonwealth Electric Company (Commonwealth Electric), including abandonment and nonconstruction costs related to the Seabrook project. In addition, payments for management, accounting, data processing and other services are made to affiliate COM/Energy Services Company. Transactions with other system companies are subject to review by the FERC and the DPU.

       The Company's operating revenues included the following intercompany

<PAGE 21>

                            CANAL ELECTRIC COMPANY

 amounts for the periods indicated:

 Period Ended       Electricity Sales                         Seabrook Units
 December 31,         (Canal Units)       Purchased Power        and Other
                                     (Dollars in Thousands)

     1994               $45 906              $31 288             $45 116
     1993                53 174               31 777              48 109
     1992                60 440               32 592              51 182

       (d) Other Major Customers

       The Company is a wholesale electric generating company that sells power under life-of-the-unit contracts, approved by FERC to Boston Edison Company, Montaup Electric Company and New England Power Company,
 (unaffiliated utilities). Each utility is obligated to purchase one-quarter of the capacity and energy of Canal Unit 1.

       (e) Equity Method of Accounting

       The Company uses the equity method of accounting for its 3.8% invest-ment in the New England/Hydro-Quebec Phase II transmission facilities due in part to its ability to exercise significant influence over operating and financial policies of the entity. Under this method, it records as income the proportionate share of the net earnings of this project with a corre-sponding increase in the carrying value of the investment. The investment amount is reduced as cash dividends are received. For further information on this investment, refer to Schedule I in Part IV of this report.

       (f) Depreciation and Nuclear Fuel Amortization

       Depreciation is provided using the straight-line method at rates intended to amortize the original cost and the estimated cost of removal less salvage of properties over their estimated economic lives. The Company's composite depreciation rate, based on average depreciable property in service, was 3.49% in 1994, 3.47% in 1993 and 3.92% in 1992. In 1993,
 the depreciable life of Unit 1 was extended from 1996 to 2002 and resulted in a decrease in depreciation expense of approximately $1.7 million in that period.

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

<PAGE 22>

                            CANAL ELECTRIC COMPANY

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

       While AFUDC does not provide funds currently, these amounts are recoverable in revenues over the service life of the constructed property. The Company develops rates based upon its current cost of capital and used a compound rate of 5.25% in 1994, 3.75% in 1993 and 4.75% in 1992.

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

       The following is a summary of the provisions for income taxes for the years ended December 31, 1994, 1993 and 1992:

                                             1994        1993        1992
                                              (Dollars in Thousands)
 Federal:
    Current                                $ 6 321      $ 7 192    $ 7 636
    Deferred                                 1 460        1 476      3 506
    Investment tax credits                    (702)        (715)      (744)
                                             7 079        7 953     10 398

 State:
    Current                                  1 138        1 181      1 147
    Deferred                                   355          (31)     1 048
                                             1 493        1 150      2 195
                                             8 572        9 103     12 593

 Amortization of regulatory liability
  relating to deferred income taxes            -            -         (604)

 Total                                     $ 8 572      $ 9 103    $11 989

 Federal and state income taxes
    charged to:
      Operating expense                    $ 8 390      $ 8 893    $11 749
      Other income                             182          210        240
                                           $ 8 572      $ 9 103    $11 989

    Effective January 1, 1992, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109). SFAS No. 109 requires recognition of deferred tax

<PAGE 23>

                            CANAL ELECTRIC COMPANY

 liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement basis and tax basis of assets and liabilities using enacted tax rates in effect in the year in which the differences are expected to reverse.

    Accumulated deferred income taxes consisted of the following in 1994 and 1993:

                                                    1994         1993
                                                  (Dollars in Thousands)
       Liabilities
            Property-related                      $77 587      $78 571
            Seabrook nonconstruction                4 504        6 017
            All other                               1 291        1 497
                                                   83 382       86 085
       Assets
            Investment tax credit                   8 170        8 623
            Regulatory liability                    5 189        5 189
            All other                               1 247        2 047
                                                   14 606       15 859

    Accumulated deferred income taxes, net        $68 776      $70 226

    The net year-end deferred income tax liability above includes a current deferred tax liability of $44,000 and a current deferred tax asset of $628,000 in 1994 and 1993, respectively, which are included in accrued income taxes and prepaid income taxes, respectively, in the accompanying balance sheets.

       The total income tax provision set forth on the previous page represents 38% of income before such taxes in each year. The following table reconciles the statutory federal income tax rate to these percentages:


                                                    1994      1993      1992

 Federal statutory rate                              35%       35%       34%

 Federal income tax expense at statutory levels    $7 956    $8 479  $10 654
 Increase (Decrease) from statutory rate:
   Tax versus book depreciation                     1 311     1 318    1 302
   State tax, net of federal tax benefit              970       748    1 449
   Amortization of investment tax credits            (689)     (671)    (671)
   Allowance for equity funds used during
     construction                                     -        -        (621)
   Reversals of capitalized expenses                 (555)     (555)     -
   Other                                             (421)     (216)    (124)
                                                   $8 572    $9 103  $11 989

 Effective federal tax rate                          38%       38%      38%

       As a result of the Revenue Reconciliation Act of 1993, the Company's federal income tax rate increased to 35% effective January 1, 1993.

<PAGE 24>

                            CANAL ELECTRIC COMPANY

(3)    Long-Term Debt and Interim Financing

       (a) Long-Term Debt

       Long-term debt outstanding, exclusive of current sinking fund requirements and related premiums, collateralized by substantially all of the Company's property, is as follows:

                                       Original     Balance December 31,
                                        Issue         1994          1993
                                             (Dollars in Thousands)
 First Mortgage Bonds -
   Series A, 7%, due 1996              $19 000      $ 3 800       $ 4 560
   Series B, 8.85%, due 2006            35 000       34 650        34 650
   Series E, 7 3/8%, due 2020           10 000       10 000        10 000
   Series F, 9 7/8%, due 2020           40 000       40 000        40 000
                                                    $88 450       $89 210

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

       The Series E and Series F First and General Mortgage Bonds were issued in conjunction with The Industrial Development Authority of the State of New Hampshire issuing Solid Waste Disposal Bonds and Pollution Control Bonds, respectively. The bonds were issued pursuant to a Loan and Trust Agreement dated December 1, 1990 among the Authority, the Company and the First National Bank of Boston, the Trustee.

       (b) Notes Payable to Banks

       The Company and other system companies maintain both committed and uncommitted lines of credit for the financing of their construction programs, on a short-term basis, and for other corporate purposes. As of December 31, 1994, system companies had $90 million of committed lines that will expire at varying intervals in 1995. These lines are normally renewed upon expiration and require annual fees of up to .1875% of the individual line. At December 31, 1994, the uncommitted lines of credit totaled $90 million. Interest rates on the outstanding borrowings generally are at an adjusted money market rate and averaged 4.3% and 3.4% in 1994 and 1993, respectively. The Company's notes payable to banks totaled $11,325,000 and $28,000,000 at December 31, 1994 and 1993, respectively.

       (c) Advances from Affiliates

       At December 31, 1994 the Company had short-term notes payable to the System totaling $9,350,000. The Company had no notes payable to the System

<PAGE 25>

                            CANAL ELECTRIC COMPANY

 at December 31, 1993. These notes are written for a term of up to 11 months and 29 days. Interest is at the prime rate and is adjusted for changes in that rate during the terms of the notes. This rate averaged 7.3% and 6% in 1994 and 1993, respectively.

       The Company is a member of the COM/Energy Money Pool (the Pool), an arrangement among the subsidiaries of the System, whereby short-term cash surpluses are used to help meet the short-term borrowing needs of the utility subsidiaries. In general, lenders to the Pool receive a higher rate of return than they otherwise would on such investments, while borrowers pay a lower interest rate than that available from banks. Interest rates on the outstanding borrowings are based on the monthly average rate the Company would otherwise have to pay banks, less one-half the difference between that rate and the monthly average U.S. Treasury Bill weekly auction rate. The borrowings are for a period of less than one year and are payable upon demand. Rates on these borrowings averaged 4.3% and 3.2% in 1994 and 1993, respectively. The Company had no notes payable to the Pool at December 31, 1994 and had $8,310,000 of notes payable to the Pool at December 31, 1993.

       (d) Disclosures About Fair Value of Financial Instruments

       The fair value of certain financial instruments included in the accompanying balance sheets as of December 31, 1994 and 1993 are as follows:

                                  1994                  1993
                                     (Dollars in Thousands)

                           Carrying    Fair       Carrying    Fair
                             Value    Value         Value    Value

    Long-term Debt          $88 823   $91 020      $89 556  $104 325

    The carrying amount of cash, notes payable to banks and advances from affiliates approximates the fair value because of the short maturity of these financial instruments.

    The estimated fair value of long-term debt is based on quoted market prices of the same or similar issues or on the current rates offered for debt with the same remaining maturity. The fair values shown above do not purport to represent the amounts at which those obligations would be settled.

(4) Supplemental Disclosures of Cash Flow Information

    The Company's supplemental information concerning cash flow activities is as follows:
                                             1994        1993        1992
                                              (Dollars in Thousands)
 Interest paid (net of
   capitalized amounts)                     $9 224      $9 704      $8 464
 Income taxes paid                           9 055       9 467       8 123

<PAGE 26>

                            CANAL ELECTRIC COMPANY

(5)    Commitments and Contingencies

       (a) Construction

       The Company is engaged in a continuous construction program presently estimated at $69.8 million for the five-year period 1995 through 1999. Of that amount, $27.4 million is estimated for 1995. The program is subject to periodic review and revision because of factors such as changes in business conditions, rates of customer growth, effects of inflation, maintenance of reliable and safe service, equipment delivery schedules, licensing delays, availability, and cost of capital and environmental factors. The Company expects to finance these expenditures on an interim basis with internally generated funds and short-term borrowings that are ultimately expected to be repaid with proceeds from sales of long-term debt and equity securities.

       (b) Seabrook Nuclear Power Plant

       The system's 3.52% interest in the Seabrook nuclear power plant is owned by the Company to provide for a portion of the capacity and energy needs of Cambridge and Commonwealth Electric. The Company is recovering 100% of its Seabrook 1 investment through power contracts pursuant to FERC approval.

       Pertinent information with respect to the Company's joint-ownership interest in Seabrook 1 and information relating to operating expenses which are included in the accompanying financial statements, are as follows:

                                         1994              1993
                                         (Dollars in Thousands)

    Utility plant-in-service           $232 374          $233 140
    Nuclear fuel                         18 500            18 514
    Accumulated depreciation
      and amortization                  (41 654)          (34 771)
    Construction work in progress           651               881
                                       $209 871          $217 764

                                     1994       1993        1992
                                        (Dollars in Thousands)
    Operating expenses:
     Fuel                         $ 1 939     $ 3 853     $ 3 952
     Other operation                4 340       4 580       5 705
     Maintenance                    1 688         893       1 508
     Depreciation                   6 531       6 522       6 426
     Amortization                   1 320       1 319       1 320
                                  $15 818     $17 167     $18 911

       Plant capacity (MW)          1,150        In-service date    1990
       Canal's share:                            Operating license
        Percent interest             3.52%        expiration date   2026
        Entitlement (MW)             40.5

       The Company and the other joint-owners have established a Seabrook Nuclear Decommissioning Financing Fund to cover post operation

<PAGE 27>

                            CANAL ELECTRIC COMPANY

 decommissioning costs. For the years 1994, 1993 and 1992, the Company paid $271,000, $259,000 and $235,000, respectively, as its share of the cost of this fund. The estimated cost to decommission the plant is $382 million in 1994 dollars, through December 31, 1994. The Company's share of this liability (approximately $13.4 million), less its share of the market value of the decommissioning trust ($1 million), is approximately $12.4 million.

       (c) Environmental Matters

       The Company is subject to laws and regulations administered by federal, state and local authorities relating to the quality of the environment. These laws and regulations affect, among other things, the siting and operation of electric generating and transmission facilities and can require the installation of expensive air and water pollution control equipment. These regulations have had an impact on the Company's operations in the past and will continue to have an impact on future operations, capital costs and construction schedules of major facilities.

(6)    Dividend Restriction

       At December 31, 1994, approximately $42,414,000 of retained earnings was restricted against the payment of cash dividends by terms of the Indenture of Trust securing long-term debt.

(7)    Employee Benefit Plans

       (a) Pension

       The Company has a noncontributory pension plan covering substantially all regular employees who have attained the age of 21 and have completed one year of service. Pension benefits are based on an employee's years of service and compensation. The Company makes monthly contributions to the plan consistent with the funding requirements of the Employee Retirement Income Security Act of 1974.

       Components of pension expense and related assumptions to develop pension expense were as follows:

                                        1994      1993      1992
                                         (Dollars in Thousands)

 Service cost                         $   457   $   384   $   319
 Interest cost                            995       960       799
 Return on plan assets - (gain)/loss      220    (1 741)   (1 138)
 Net amortization and deferral         (1 139)      913       386
 Total pension expense                    533       516       366
 Transfers from affiliates, net           279       270       317
 Less: Amounts capitalized and other      181       160       150
 Net pension expense                  $   631   $   626   $   533


 Discount rate                          7.25%     8.50%     8.50%
 Assumed rate of return                 8.50      8.50      8.50
 Rate of increase in future
   compensation                         4.50      5.50      5.50

<PAGE 28>

                            CANAL ELECTRIC COMPANY

 Pension expense reflects the use of the projected unit credit method which is also the actuarial cost method used in determining future funding of the plan. The funded status of the Company's pension plan (using a measurement date of December 31) is as follows:

                                                1994         1993
                                             (Dollars in Thousands)
 Accumulated benefit obligation:
       Vested                                $ (8 698)     $ (9 333)
       Nonvested                               (1 641)       (1 614)
                                             $(10 339)     $(10 947)

 Projected benefit obligation                $(12 579)     $(13 668)
 Plan assets at fair market value              12 479        12 906
 Projected benefit obligation
    greater than plan assets                     (100)         (762)
 Unamortized transition obligation                120           138
 Unrecognized prior service cost                  588           532
 Unrecognized gain                             (1 057)         (248)
 Accrued pension liability                   $   (449)     $   (340)

       The following actuarial assumptions were used in determining the plan's year-end funded status:

                                                1994         1993

 Discount rate                                  8.50%        7.25%
 Rate of increase in future compensation        5.00         4.50

       Plan assets consist primarily of fixed-income and equity securities. Fluctuations in the fair market value of plan assets will affect pension expense in future years.

       (b) Other Postretirement Benefits

       Through December 31, 1992, the Company provided postretirement health care and life insurance benefits to eligible retired employees. Employees became eligible for these benefits if their age plus years of service at retirement equaled 75 or more, provided, however, that such service was performed for the Company or another subsidiary of the System. As of January 1, 1993, the Company eliminated postretirement health care benefits for those non-bargaining employees who were less than 40 years of age or had less than 12 years of service at that date. Under certain circumstances, eligible employees are now required to make contributions for postretirement benefits.

       Effective January 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions" (SFAS No. 106). This new standard requires the accrual of the expected cost of such benefits during the employees' years of service and the recognition of an actuarially determined postretirement benefit obligation earned by existing retirees. The assumptions and calculations involved in determining the accrual and the accumulated postretirement benefit obligation (APBO) closely parallel pension accounting requirements. The cumulative effect of implementation of

<PAGE 29>

                            CANAL ELECTRIC COMPANY

 SFAS No. 106 as of January 1, 1993 was approximately $5 million, which is being amortized over twenty years. Prior to 1993, the cost of postretirement benefits was recognized as the benefits were paid. The cost of retiree medical care and life insurance benefits totaled $131,000 in 1992.

       In 1993, the Company began making contributions to various voluntary employees' beneficiary association (VEBA) trusts that were established pursuant to section 501(c)9 of the Internal Revenue Code (the Code). The Company also makes contributions to a subaccount of its pension plan pursuant to section 401(h) of the Code to satisfy a portion of its postretirement benefit obligation. The Company contributed approximately $740,000 and $684,000 to these trusts during 1994 and 1993, respectively.

       The net periodic postretirement benefit cost for the years ended December 31, 1994 and 1993 include the following components:

                                                      1994        1993
                                                   (Dollars in Thousands)

    Service cost                                    $  164      $  169
    Interest cost                                      409         428
    Return on plan assets                              (11)        (35)
    Amortization of transition obligation
      over 20 years                                    248         249
    Net amortization and deferral                      (66)          1
    Total postretirement benefit cost                  744         812
    Transfers from affiliates, net                     426         374
    Less: Amounts capitalized and other                892         857
      Net postretirement benefit cost               $  278      $  329

    The funded status of the Company's postretirement benefit plan using a measurement date of December 31, 1994 and 1993 is as follows:

                                                      1994         1993
                                                    (Dollars in Thousands)
    Accumulated postretirement benefit obligation:
      Retirees                                      $(2 710)    $(2 596)
      Fully eligible active plan participants          (553)       (559)
      Other active plan participants                 (2 250)     (2 176)
                                                     (5 513)     (5 331)
    Plan assets at fair market value                  1 187         636
    Projected postretirement benefit obligation
      greater than plan assets                       (4 326)     (4 695)
    Unamortized transition obligation                 4 474       4 722
    Unrecognized gain                                  (148)        (27)
                                                    $   -       $   -

    The following actuarial assumptions were used in determining the plan's year-end funded status:
                                                      1994         1993

    Discount rate                                     8.50%        7.25%
    Rate of increase in future compensation           5.00         4.50

<PAGE 30>

                            CANAL ELECTRIC COMPANY

    In determining its estimated APBO and the funded status of the plan for 1994 and 1993, the Company assumed estimated health care trend rates as follows:
                                                     1994         1993

    Medicare part B premiums                         12.3%        14.9%
    Medical care                                      8.5          9.0
    Dental care                                       5.0          5.0

    The above rates, with the exception of the dental rate, which remains constant, decrease to five percent in the year 2007 and remain at that level thereafter. A one percent change in the medical trend rate would have a $93,000 impact on the Company's annual expense (interest component-$56,000; service cost-$37,000) and would change the transition obligation by approximately $724,000.

    Plan assets consist primarily of fixed-income and equity securities. Fluctuations in the fair market value of plan assets will affect postretirement benefit expense in future years.

    (c) Savings Plan

    The Company has an Employees Savings Plan that provides for Company contributions equal to contributions by eligible employees up to four percent of each employee's compensation rate. Effective January 1, 1993, the rate was increased to five percent for those employees no longer eligible for postretirement health benefits. The Company's contribution was $250,000 in 1994, $234,000 in 1993 and $197,000 in 1992.

(8) Lease Obligations

    The Company leases equipment and office space under arrangements that are classified as operating leases. These lease agreements are for terms of one year or longer. Leases currently in effect contain no provisions that prohibit the Company from entering into future lease agreements or obligations.

    The Company has entered into support agreements with other participating New England utilities for 3.8% of the Hydro-Quebec Phase II transmission facilities and makes monthly support payments to cover depreciation and interest costs.

<PAGE 31>

                            CANAL ELECTRIC COMPANY

    Future minimum lease payments, by period and in the aggregate, of capital leases and non cancelable operating leases consisted of the following at December 31, 1994:
                                      Operating Leases  Capital Leases
                                           (Dollars in Thousands)

 1995                                     $  330         $ 2 080
 1996                                        311           2 014
 1997                                        310           1 951
 1998                                        309           1 888
 1999                                        309           1 825
 Beyond 1999                                 929          22 640
 Total future minimum lease payments      $2 498          32 398
 Less:Estimated interest element
   included therein                                       18 554
 Estimated present value of future
   minimum lease payments                                $13 844

       Total rent expense for all operating leases, except those with terms of a month or less, amounted to $421,000 in 1994, $438,000 in 1993 and $452,000 in 1992. There were no contingent rentals and no sublease rentals for the years 1994, 1993 and 1992.

<PAGE 32>

                            CANAL ELECTRIC COMPANY

                                   PART IV.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) 1.   Index to Financial Statements

     Financial statements and notes thereto of the Company together with the Report of Independent Public Accountants, are filed under Item 8 of this report and listed on the Index to Financial Statements and Schedules (page 14).

(a) 2.   Index to Financial Statement Schedules

     Filed herewith at page indicated are financial statement schedules of the Company:

     Schedule I - Investments in, Equity Earnings of, and Dividends Received from Related Parties - Years Ended December 31, 1994, 1993 and 1992 (page 40).

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

<PAGE 33>

                            CANAL ELECTRIC COMPANY

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

4.2.4 Third Supplemental dated September 1, 1976 with Citibank, N.A., New York, NY, Trustee, dated December 1, 1990 (Exhibit 3 to the CEC 1990 Form 10-K, File No. 2-30057).

4.2.5 Fourth Supplemental dated September 1, 1976 with Citibank, N.A., New York, NY, Trustee, dated December 1, 1990 (Exhibit 4 to the CEC 1990 Form 10-K, File No. 2-30057).

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

10.1.4 Power contract, as amended to February 28, 1990, superseding the Power Contract dated September 1, 1986 and amendment dated June 1, 1988, between CEC (seller) and CE and CEL (purchasers) for seller's entire share of the Net Unit Capability of Seabrook 1 and related energy (Exhibit 1 to the CEC Form 10-Q (March 1990), File No. 2-30057).

<PAGE 34>

                            CANAL ELECTRIC COMPANY

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

<PAGE 35>

                            CANAL ELECTRIC COMPANY

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

<PAGE 36>

                            CANAL ELECTRIC COMPANY

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

10.1.13.5 Eleventh Amendment to 10.1.13 as amended November 1, 1989 (Exhibit 4 to the CEC 1989 Form 10-K, File No. 2-30057).

10.1.13.6 Twelfth Amendment to 10.1.13 as amended April 1, 1990 (Exhibit 1 to the CEC Form 10-Q (June 1990) File No. 2-30057).

10.1.14 Agreement to Preliminary Quebec Interconnection Support Agreement - Phase II among Public Service Company of New Hampshire (PSNH), New England Power Co. (NEP), Boston Edison Co. (BECO), and CEC whereby PSNH assigns a portion of its interests under the original Agreement to the other three parties, dated October 1, 1987 (Exhibit 2 to the CEC 1987 Form 10-K, File No. 2-30057).

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

<PAGE 37>

                            CANAL ELECTRIC COMPANY

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

10.1.21 Agreement Authorizing Execution of Phase II Firm Energy Contract, dated September 1, 1985, among certain NEPOOL utilities in regard to the purchase of power from Hydro Quebec (Exhibit 8 to the CEC Form 10-Q (September 1985), File No. 2-30057).

10.1.22 Agreement to Share Certain Costs Associated with the Tewksbury-Seabrook Transmission Line, by and among certain NEPOOL utilities, amending participants, dated May 8, 1986 (Exhibit 2 to the CEC 1986 Form 10-K, File No. 2-30057).

10.1.23 Purchase Agreement dated March 1, 1991, by and between CEC (seller) and Central Vermont Public Service Corporation (CVPS) whereby CVPS will purchase 50 MW of capacity from CEC Unit 2 for the term of March 1, 1991 to October 31, 1995 (Exhibit 1 to the CEC Form 10-Q (June 1991), File No. 2-30057).

<PAGE 38>

                            CANAL ELECTRIC COMPANY

10.1.24 Power Sale Agreement dated March 1, 1991, by and between CEC (purchaser) and CVPS (seller) whereby buyer will purchase 50 MW of capacity from seller's units (25 MW from Vermont Yankee and 25 MW from Merrimack 2) for the term of March 1, 1991 to October 31, 1995 (Exhibit 2 to the CEC Form 10-Q (June 1991), File No. 2-30057).

10.1.25 Power Exchange Contract, dated March 24, 1993, between New England Power Company (NEP) and CEC for an exchange of unit capacity in which NEP will purchase 20 MW of CEC's Unit 2 capacity in exchange for CEC's purchase of 20 MW of NEP's Bear Swamp Units 1 and 2 (10 MW per unit) commencing May 31, 1993 through April 28, 1997 and NEP will purchase 50 MW of CEC's Unit 2 capacity in exchange for CEC's purchase of 50 MW of NEP's Bear Swamp Units 1 and 2 (25 MW per unit) commencing November 1, 1993 through April 28, 1997 (Exhibit 1 to the CEC Form 10-Q (March 1993), File No. 2-30057).

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

<PAGE 39>

                            CANAL ELECTRIC COMPANY

10.2.3.7 Twenty-fifth Amendment to 10.2.3 as amended to May 1, 1988 (Exhibit 1 to the CES Form 10-Q (March 1988), File No. 1-7316).

10.2.3.8 Twenty-sixth Amendment to 10.2.3 as amended to March 15, 1989 (Exhibit 1 to the CES Form 10-Q (March 1989), File No. 1-7316).

10.2.3.9 Twenty-seventh Amendment to 10.2.3 as amended to October 1, 1990 (Exhibit 3 to the CES 1990 Form 10-K, File No. 1-7316).

10.2.3.10 Twenty-eighth Amendment to 10.2.3 as amended September 15, 1992 (Exhibit 1 to the CES Form 10-Q (September 1994), File No. 1-7316).

10.2.3.11 Twenty-ninth Amendment to 10.2.3 as amended May 1, 1993 (Exhibit 2 to the CES Form 10-Q (September 1994), File No. 1-7316).

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

Filed herewith:

Exhibit 27.
           Financial Data Schedule for the year ended December 31, 1994 (Filed herewith as Exhibit 1)

(b) Reports on Form 8-K

           No reports on Form 8-K were filed during the three months ended December 31, 1994.

<PAGE 40>

                                                                                     SCHEDULE I
                                           CANAL ELECTRIC COMPANY
                                     INVESTMENTS IN, EQUITY EARNINGS OF,
                                 AND DIVIDENDS RECEIVED FROM RELATED PARTIES

                            FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                                           (Dollars in Thousands)
                                    Investment                                          Investment
                                     Balance                                              Balance
Description of Investment and      Beginning of                Equity      Dividends      End of
Name of Issuer                         Year       Shares      Earnings     Received         Year

New England/Hydro-Quebec Phase II
HVDC Transmission Project -
                                                         YEAR ENDED DECEMBER 31, 1994
 New England Hydro-Transmission
   Electric Company, Inc.           $ 2 408       136 656      $  314        $  409       $2 313
 New England Hydro-Transmission
   Corporation                        1 453       785.772         193           157        1 489

     Total                          $ 3 861                    $  507        $  566       $3 802

                                                         YEAR ENDED DECEMBER 31, 1993
 New England Hydro-Transmission
   Electric Company, Inc.           $ 2 580       136 656      $  361        $  533       $2 408
 New England Hydro-Transmission
   Corporation                        1 590       785.772         212           349        1 453

     Total                          $ 4 170                    $  573        $  882       $3 861

                                                         YEAR ENDED DECEMBER 31, 1992
 New England Hydro-Transmission
   Electric Company, Inc.           $ 2 753       136 656      $  316        $  489       $2 580
 New England Hydro-Transmission
   Corporation                        1 619       785.772         304           333        1 590

     Total                          $ 4 372                    $  620        $  822       $4 170

<PAGE 41>

                            CANAL ELECTRIC COMPANY

                     FORM 10-K          DECEMBER 31, 1994

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

Principal Executive Officers:

WILLIAM G. POIST                                       March 29, 1995
William G. Poist,
Chairman of the Board and
Chief Executive Officer

R. D. WRIGHT                                           March 29, 1995
Russell D. Wright,
President and Chief Operating Officer

Principal Financial Officer:

JAMES D. RAPPOLI                                       March 29, 1995
James D. Rappoli
Financial Vice President and Treasurer

Principal Accounting Officer:

JOHN A. WHALEN                                         March 29, 1995
John A. Whalen,
Comptroller

A majority of the Board of Directors:

WILLIAM G. POIST                                       March 29, 1995
William G. Poist, Director

R. D. WRIGHT                                           March 29, 1995
Russell D. Wright, Director

JAMES D. RAPPOLI                                       March 29, 1995
James D. Rappoli, Director