Form 10-Q
period 1995-03-31
CANAL ELECTRIC CO
filed 1995-05-15
CIK 16906

<PAGE 1>

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                          Washington, D. C. 20549-1004

                                    Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1995

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [x] NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                      Outstanding at
           Class of Common Stock                        May 1, 1995
        Common Stock, $25 par value                  1,523,200 shares

The Company meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q as a wholly-owned subsidiary and is therefore filing this Form with the reduced disclosure format.

<PAGE 2>

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

                             CANAL ELECTRIC COMPANY

                            CONDENSED BALANCE SHEETS

                      MARCH 31, 1995 AND DECEMBER 31, 1994

                                     ASSETS

                                   (Unaudited)




                                                    March 31,     December 31,
                                                      1995            1994
                                                       (Dollars in Thousands)

PROPERTY, PLANT AND EQUIPMENT, at original cost     $410 266        $409 648
  Less -  Accumulated depreciation and
          amortization                               154 030         150 337
                                                     256 236         259 311
  Add  -  Construction work in progress                6 599           6 250
          Nuclear fuel in process                        158             139
                                                     262 993         265 700

LEASED PROPERTY, net                                  13 697          13 844

INVESTMENTS
  Equity in corporate joint venture                    3 658           3 802

CURRENT ASSETS
  Cash                                                    13              12
  Accounts receivable-
    Affiliated companies                               8 239           7 935
    Other                                              6 385           9 100
  Electric production fuel oil                           330             736
  Prepaid taxes -
    Property                                             466             932
    Income                                               249             132
  Other                                                2 879           2 685
                                                      18 561          21 532

DEFERRED CHARGES
  Seabrook 1                                           7 400           7 735
  Seabrook 2                                           4 699           5 140
  Other                                               13 682          12 195
                                                      25 781          25 070

                                                    $324 690        $329 948

<PAGE 3>

                             CANAL ELECTRIC COMPANY

                            CONDENSED BALANCE SHEETS

                      MARCH 31, 1995 AND DECEMBER 31, 1994

                         CAPITALIZATION AND LIABILITIES

                                   (Unaudited)

                                                    March 31,     December 31,
                                                      1995            1994
                                                       (Dollars in Thousands)
CAPITALIZATION
  Common Equity -
   Common stock, $25 par value -
      Authorized - 2,328,200 shares
      Outstanding - 1,523,200 shares,
        wholly-owned by Commonwealth
        Energy System (Parent)                      $ 38 080        $ 38 080
   Amounts paid in excess of par value                 8 321           8 321
   Retained earnings                                  51 552          51 647
                                                      97 953          98 048
  Long-term debt, including premiums, less
   current sinking fund requirements                  87 530          87 713
                                                     185 483         185 761

CAPITAL LEASE OBLIGATIONS                             13 112          13 258

CURRENT LIABILITIES
  Interim Financing -
   Notes payable to banks                                -            11 325
   Advances from affiliates                           19 290           9 350
                                                      19 290          20 675
  Other Current Liabilities -
   Current sinking fund requirements                   1 110           1 110
   Accounts payable -
      Affiliated companies                             1 349           1 932
      Other                                            9 586          14 857
   Accrued taxes -
      Income                                           1 913              71
      Local property and other                           839             977
   Capital lease obligations                             585             586
   Accrued interest and other                          4 604           4 120
                                                      19 986          23 653
                                                      39 276          44 328
DEFERRED CREDITS
  Accumulated deferred income taxes                   68 830          68 732
  Unamortized investment tax credits and other        17 989          17 869
                                                      86 819          86 601

COMMITMENTS AND CONTINGENCIES
                                                    $324 690        $329 948

                             See accompanying notes.

<PAGE 4>

                             CANAL ELECTRIC COMPANY

              CONDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS

               FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994

                                   (Unaudited)


                                                  1995         1994
                                               (Dollars in Thousands)
ELECTRIC OPERATING REVENUES
  Sales to affiliated companies                  $24 944       $33 054
  Sales to non-affiliated companies                8 473        20 843
                                                  33 417        53 897

OPERATING EXPENSES
  Fuel used in production                          7 823        24 231
  Electricity purchased for resale                 4 411         7 682
  Other operation and maintenance                  8 687         9 255
  Depreciation                                     3 823         3 412
  Taxes -
    Income                                         2 028         2 395
    Local property                                   729           689
    Payroll and other                                215           219
                                                  27 716        47 883

OPERATING INCOME                                   5 701         6 014

OTHER INCOME                                           9            89

INCOME BEFORE INTEREST CHARGES                     5 710         6 103

INTEREST CHARGES
  Long-term debt                                   2 062         2 076
  Other interest charges                             416           274
  Allowance for borrowed funds
    used during construction                        (100)          (37)
                                                   2 378         2 313

NET INCOME                                         3 332         3 790

RETAINED EARNINGS -
  Beginning of period                             51 647        48 151
  Dividends on common stock                       (3 427)          -

RETAINED EARNINGS -
  End of period                                  $51 552       $51 941


                             See accompanying notes.

<PAGE 5>

                             CANAL ELECTRIC COMPANY

                       CONDENSED STATEMENTS OF CASH FLOWS

               FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994

                                   (Unaudited)


                                                        1995           1994
                                                      (Dollars in Thousands)

OPERATING ACTIVITIES
  Net income                                          $ 3 332        $ 3 790
  Effects of noncash items -
   Depreciation and amortization                        5 225          4 963
   Deferred income taxes and investment
      tax credits, net                                   (131)             2
   Earnings from corporate joint venture                 (129)          (127)
  Dividends from corporate joint venture                  273            -
  Change in working capital, exclusive of cash
   and interim financing                                 (695)         4 176
  All other operating items                            (1 493)          (162)
Net cash provided by operating activities               6 382         12 642

INVESTING ACTIVITIES
  Additions to property, plant and equipment
   (exclusive of AFUDC)                                (1 286)          (486)
  Allowance for borrowed funds used
   during construction                                   (100)           (37)
Net cash used for investing activities                 (1 386)          (523)

FINANCING ACTIVITIES
  Payment of short-term borrowings                    (11 325)       (16 250)
  Payment of dividends                                 (3 427)           -
  Advances from affiliates                              9 940          4 315
  Sinking fund payments                                  (183)          (183)
Net cash used for financing activities                 (4 995)       (12 118)

Net increase in cash                                        1              1
Cash at beginning of period                                12             12
Cash at end of period                                 $    13        $    13


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid (received) during the period for:
   Interest (net of capitalized amounts)              $ 1 846         $1 770
   Income taxes                                       $   392         $ (100)





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

        The Company's significant accounting policies are described in Note 1 of Notes to Financial Statements included in its 1994 Annual Report on Form 10-K filed with the Securities and Exchange Commission. For interim reporting purposes, the Company follows these same basic accounting policies but considers each interim period as an integral part of an annual period and makes allocations of certain expenses to interim periods based upon estimates of such expenses for the year.

        The Company has established various regulatory assets in cases where the Massachusetts Department of Public Utilities (DPU) and/or the Federal Energy Regulatory Commission (FERC) have permitted or are expected to permit recovery of specific costs over time. In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" (SFAS 121). SFAS 121 imposes stricter criteria for regulatory assets by requiring that such assets be probable of future recovery at each balance sheet date. Based on the current regulatory framework, the Company accounts for the economic effects of regulation in accordance with the provisions of SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation" and does not expect that SFAS 121, which the Company expects to adopt on January 1, 1996, will have a material impact on its financial position or results of operations. However, this conclusion may change in the future as competitive factors influence wholesale pricing in this industry. The principal regulatory assets included in deferred charges were as follows:

                                              March 31,       December 31,
                                                1995              1994
                                                 (Dollars in Thousands)

      Seabrook related costs                   $11 878           $12 648
      Deferred income taxes                      5 537             5 537
      Postretirement benefit costs               1 421             1 242
        Total regulatory assets                $18 836           $19 427


      Generally, expenses which benefit more than one interim period are allocated to other periods to more appropriately match revenues and expenses. Income tax expense is recorded using the statutory rates in effect applied to book income subject to tax recorded in the interim period.

      The unaudited financial statements for the periods ended March 31, 1995 and 1994 reflect, in the opinion of the Company, all adjustments (consisting of only normal recurring accruals) necessary to summarize

<PAGE 7>

                             CANAL ELECTRIC COMPANY

   fairly the results for such periods. In addition, certain prior period amounts are reclassified from time to time to conform with the presentation used in the current period's financial statements.

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

(2)   Commitments and Contingencies

      (a)  Construction

      The Company is engaged in a continuous construction program presently estimated at $69.8 million for the five-year period 1995 through 1999. Of that amount, $27.4 million is estimated for 1995. As of March 31, 1995, construction expenditures, including an allowance for funds used during construction, amounted to approximately $1.4 million. The program is subject to periodic review and revision because of factors such as changes in business conditions, rates of customer growth, effects of inflation, maintenance of reliable and safe service, equipment delivery schedules, licensing delays, availability, and cost of capital and environmental factors. The Company expects to finance these expenditures on an interim basis with internally generated funds and short-term borrowings that are ultimately expected to be repaid with proceeds from sales of long-term debt and equity securities.

      (b)  Decommissioning of Seabrook Unit

      The Company and the other joint owners of the Seabrook nuclear power plant have established a decommissioning fund to cover post operation decommissioning costs. The estimated cost to decommission the plant is $386 million. The Company's share of this liability (approximately $13.6 million), less its share of the market value of the decommissioning trust (approximately $1.2 million), is approximately $12.4 million.

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

      A summary of the period to period changes in the principal items included in the condensed statements of income for the three months ended March 31, 1995 and 1994 is shown below:

                                                     Three Months
                                                    Ended March 31,
                                                     1995 and 1994
                                                  Increase (Decrease)
                                                (Dollars in Thousands)

Electric Operating Revenues                       $(20 480)   (38.0)%

Operating Expenses -
  Fuel used in production                          (16 408)   (67.7)
  Electricity purchased for resale                  (3 271)   (42.6)
  Other operation and maintenance                     (568)    (6.1)
  Depreciation                                         411     12.1
  Taxes -
    Federal and state income                          (367)   (15.3)
    Local property and other                            36      4.0
                                                   (20 167)   (42.1)

Operating Income                                      (313)    (5.2)

Other Income                                           (80)   (89.9)

Income Before Interest Charges                        (393)    (6.4)

Interest Charges                                        65      2.8

Net Income                                        $   (458)   (12.1)

Unit Sales (MWH) Decrease                         (865 886)   (67.4)


    The following is a summary of unit sales for the periods indicated:

                                        Unit Sales (MWH)
Three Months                           Purchased
   Ended          Unit 1    Unit 2     For Resale    Seabrook 1    Total
March 31, 1995       -     243 940        87 842       88 034       419 816
March 31, 1994   712 225   370 126       138 971       64 380     1 285 702

<PAGE 9>

                             CANAL ELECTRIC COMPANY

        Revenue, Fuel and Purchased Power

        Operating revenues for the first three months of 1995 decreased approximately $20.5 million or 38% due primarily to a combination of both scheduled and unscheduled maintenance which kept Unit 1 out of service for the entire first quarter and a decrease in the level of purchases made on behalf of affiliated retail distribution companies. The decline in unit sales also reflects the impact of the excess capacity situation in New England.

        The 67.7% decrease in fuel used in production reflects the Unit 1 outage during the first three months of 1995. Fuel, purchased power and transmission costs represented approximately 39% and 61% of operating revenues in the first three months of 1995 and 1994, respectively, and averaged 3.1 cents per KWH in the current period as compared to 2.5 cents per KWH for the corresponding period of last year.

        Other Operating Expenses

        Other operation and maintenance expense declined by 6.1% due to a decrease in costs associated with the operation of Seabrook 1 ($301,000), lower insurance and benefit costs ($112,000) and continued cost containment efforts, offset, in part, by an increase in maintenance costs ($419,000) related to Units 1 and 2. The 12.1% increase in depreciation expense reflects a higher level of plant-in-service. Federal and state income taxes decreased due to a lower level of pretax income.

        Other Income and Interest Charges

        The significant decrease in other income during the current three-month period was primarily due to a lower level of income related to carrying costs on unrecovered Seabrook 2 costs.

        Total interest charges increased 2.8% during the period despite a lower average level of short-term borrowings and an increase in the debt component of allowance for funds used during construction due to higher short-term interest rates (which averaged 6.1% as compared to 3.4% during the same period of 1994).

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

<PAGE 10>

                             CANAL ELECTRIC COMPANY

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

        None.

Item 5. Other Information

        None.

Item 6. Exhibits and Reports on Form 8-K

   (a)  Exhibits

        Exhibit 27 - Financial Data Schedule

        Filed herewith as Exhibit 1 is the Financial Data Schedule for the three months ended March 31, 1995.

   (b)  Reports on Form 8-K

        No reports on Form 8-K were filed during the three months ended March 31, 1995.

<PAGE 11>

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



Date:  May 15, 1995