Form 10-Q
period 1995-06-30
CANAL ELECTRIC CO
filed 1995-08-14
CIK 16906

<PAGE 1>

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                         Washington, D. C. 20549-1004

                                   Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1995

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

                                                     Outstanding at
           Class of Common Stock                     August 1, 1995
        Common Stock, $25 par value                 1,523,200 shares

The Company meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q as a wholly-owned subsidiary and is therefore filing this Form with the reduced disclosure format.

<PAGE 2>

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                            CANAL ELECTRIC COMPANY

                           CONDENSED BALANCE SHEETS

                      JUNE 30, 1995 AND DECEMBER 31, 1994

                                    ASSETS

                                  (Unaudited)




                                                    June 30,     December 31,
                                                      1995           1994
                                                      (Dollars in Thousands)

PROPERTY, PLANT AND EQUIPMENT, at original cost    $410 394        $409 648
  Less -  Accumulated depreciation and
          amortization                              158 498         150 337
                                                    251 896         259 311
  Add  -  Construction work in progress              17 054           6 250
          Nuclear fuel in process                       302             139
                                                    269 252         265 700

LEASED PROPERTY, net                                 13 551          13 844

INVESTMENTS
  Equity in corporate joint venture                   3 595           3 802

CURRENT ASSETS
  Cash                                                   14              12
  Accounts receivable
    Affiliates                                        7 428           7 935
    Other                                             6 206           9 100
  Electric production fuel oil                          822             736
  Prepaid taxes -
    Property                                            -               932
    Income                                            1 944              61
  Other                                               2 898           2 685
                                                     19 312          21 461

DEFERRED CHARGES
  Seabrook 1                                          7 061           7 735
  Seabrook 2                                          4 265           5 140
  Other                                              19 720          12 195
                                                     31 046          25 070

                                                   $336 756        $329 877

<PAGE 3>

                            CANAL ELECTRIC COMPANY

                           CONDENSED BALANCE SHEETS

                      JUNE 30, 1995 AND DECEMBER 31, 1994

                        CAPITALIZATION AND LIABILITIES

                                  (Unaudited)

                                                    June 30,     December 31,
                                                      1995           1994
                                                      (Dollars in Thousands)
CAPITALIZATION
  Common Equity -
   Common stock, $25 par value -
     Authorized - 2,328,200 shares
     Outstanding - 1,523,200 shares,
       wholly-owned by Commonwealth
       Energy System (Parent)                      $ 38 080        $ 38 080
   Amounts paid in excess of par value                8 321           8 321
   Retained earnings                                 51 711          51 647
                                                     98 112          98 048
  Long-term debt, including premiums, less
   current sinking fund requirements                 87 347          87 713
                                                    185 459         185 761

CAPITAL LEASE OBLIGATIONS                            12 966          13 258

CURRENT LIABILITIES
  Interim Financing -
   Notes payable to banks                            15 250          11 325
   Advances from affiliates                          19 185           9 350
                                                     34 435          20 675
  Other Current Liabilities -
   Current sinking fund requirements                  1 110           1 110
   Accounts payable -
     Affiliates                                       1 675           1 932
     Other                                            9 836          14 857
   Accrued local property and other taxes                33             977
   Capital lease obligations                            585             586
   Accrued interest and other                         4 383           4 120
                                                     17 622          23 582
                                                     52 057          44 257
DEFERRED CREDITS
  Accumulated deferred income taxes                  68 326          68 732
  Unamortized investment tax credits and other       17 948          17 869
                                                     86 274          86 601

COMMITMENTS AND CONTINGENCIES
                                                   $336 756        $329 877



                            See accompanying notes.

<PAGE 4>

                            CANAL ELECTRIC COMPANY

             CONDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS

           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1995 AND 1994

                                  (Unaudited)
                                      Three Months Ended    Six Months Ended
                                        1995      1994        1995     1994
                                                (Dollars in Thousands)

ELECTRIC OPERATING REVENUES
  Sales to affiliated companies       $17 815   $32 448    $ 42 759  $ 65 502
  Sales to non-affiliated companies    10 223    18 742      18 696    39 585
                                       28 038    51 190      61 455   105 087

OPERATING EXPENSES
  Fuel used in production               8 475    21 701      16 298    45 932
  Electricity purchased for resale      4 100     6 952       8 511    14 634
  Other operation and maintenance      10 405    10 004      19 092    19 259
  Depreciation                          4 292     3 418       8 115     6 830
  Taxes -
    Income                             (5 701)    2 301      (3 673)    4 696
    Local property                        652       690       1 381     1 379
    Payroll and other                     203       189         418       408
                                       22 426    45 255      50 142    93 138

OPERATING INCOME                        5 612     5 935      11 313    11 949

OTHER INCOME                               69        41          78       130

INCOME BEFORE INTEREST CHARGES          5 681     5 976      11 391    12 079

INTEREST CHARGES
  Long-term debt                        2 059     2 072       4 121     4 148
  Other interest charges                  449       321         865       595
  Allowance for borrowed funds
    used during construction             (185)      (34)       (285)      (71)
                                        2 323     2 359       4 701     4 672

NET INCOME                              3 358     3 617       6 690     7 407

RETAINED EARNINGS -
  Beginning of period                  51 552    51 941      51 647    48 151
  Dividends on common stock            (3 199)   (3 046)     (6 626)   (3 046)

RETAINED EARNINGS -
  End of period                       $51 711   $52 512    $ 51 711  $ 52 512


                            See accompanying notes.

<PAGE 5>

                            CANAL ELECTRIC COMPANY

                      CONDENSED STATEMENTS OF CASH FLOWS

                FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994

                                  (Unaudited)


                                                       1995           1994
                                                     (Dollars in Thousands)

OPERATING ACTIVITIES
  Net income                                         $ 6 690        $ 7 407
  Effects of noncash items -
   Depreciation and amortization                      10 852          9 335
   Deferred income taxes and investment
     tax credits, net                                 (4 842)           180
   Earnings from corporate joint venture                (258)          (251)
  Dividends from corporate joint venture                 465            184
  Change in working capital, exclusive of cash
   and interim financing                              (3 809)         4 988
  All other operating items                           (3 750)          (458)
Net cash provided by operating activities              5 348         21 385

INVESTING ACTIVITIES
  Additions to property, plant and equipment
   (exclusive of AFUDC)                              (11 829)        (1 412)
  Allowance for borrowed funds used
   during construction                                  (285)           (71)
Net cash used for investing activities               (12 114)        (1 483)

FINANCING ACTIVITIES
  Proceeds from (payment of) short-term borrowings     3 925        (28 000)
  Payment of dividends                                (6 626)        (3 046)
  Advances from affiliates                             9 835         11 510
  Sinking fund payments                                 (366)          (366)
Net cash used for financing activities                 6 768        (19 902)

Net increase in cash                                       2              -
Cash at beginning of period                               12             12
Cash at end of period                                $    14        $    12


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period for:
   Interest (net of capitalized amounts)             $ 4 581        $ 4 558
   Income taxes                                      $ 3 131        $ 3 748





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

        The Company has established various regulatory assets in cases where the Massachusetts Department of Public Utilities (DPU) and/or the Federal Energy Regulatory Commission (FERC) have permitted or are expected to permit recovery of specific costs over time. In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS 121). SFAS 121 imposes stricter criteria for regulatory assets by requiring that such assets be probable of future recovery at each balance sheet date. Based on the current regulatory framework, the Company accounts for the economic effects of regulation in accordance with the provisions of SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation" and does not expect that SFAS 121, which the Company expects to adopt on January 1, 1996, will have a material impact on its financial position or results of operations. However, this conclusion may change in the future if changes are made in the current regulatory framework or as competitive factors influence wholesale pricing in this industry. The principal regulatory assets included in deferred charges were as follows:

                                              June 30,        December 31,
                                                1995              1994
                                                 (Dollars in Thousands)

      Seabrook related costs                   $11 095           $12 648
      Deferred income taxes                      9 626             5 537
      Postretirement benefit costs               1 514             1 242
        Total regulatory assets                $22 235           $19 427


      Income tax expense is recorded using the statutory rates in effect applied to book income subject to tax recorded in the interim period.

      The unaudited financial statements for the periods ended June 30, 1995 and 1994 reflect, in the opinion of the Company, all adjustments (consisting of only normal recurring accruals) necessary to summarize

<PAGE 7>

                            CANAL ELECTRIC COMPANY

   fairly the results for such periods. In addition, certain prior period amounts are reclassified from time to time to conform with the presentation used in the current period's financial statements.

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

(2)   Commitments and Contingencies

      (a)  Construction

      The Company is engaged in a continuous construction program presently estimated at approximately $70 million for the five-year period 1995 through 1999. Of that amount, $27.4 million is estimated for 1995. As of June 30, 1995, construction expenditures, including an allowance for funds used during construction, amounted to approximately $12.1 million. The program is subject to periodic review and revision because of factors such as changes in business conditions, rates of customer growth, effects of inflation, maintenance of reliable and safe service, equipment delivery schedules, licensing delays, availability, and cost of capital and environmental factors. The Company expects to finance these expenditures on an interim basis with internally generated funds and short-term borrowings that are ultimately expected to be repaid with proceeds from sales of long-term debt and equity securities.

      (b)  Decommissioning of Seabrook Unit

      The Company and the other joint owners of the Seabrook nuclear power plant have established a decommissioning fund to cover post operation decommissioning costs. The estimated cost to decommission the plant is $390 million. The Company's share of this liability (approximately $13.7 million), less its share of the market value of the decommissioning trust (approximately $1.3 million), is approximately $12.4 million.

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

      A summary of the period to period changes in the principal items included in the condensed statements of income for the three and six months ended June 30, 1995 and 1994 is shown below:

                                     Three Months Ended    Six Months Ended
                                           June 30,           June 30,
                                        1995 and 1994       1995 and 1994
                                              Increase (Decrease)
                                            (Dollars in Thousands)

Electric Operating Revenues          $(23 152) (45.2)%     $(43 632)  (41.5)%

Operating Expenses -
  Fuel used in production             (13 226)  (60.9)      (29 634)  (64.5)
  Electricity purchased for resale     (2 852)  (41.0)       (6 123)  (41.8)
  Other operation and maintenance         401     4.0          (167)   (0.9)
  Depreciation                            874    25.6         1 285    18.8
  Taxes -
    Federal and state income           (8 002) (347.8)       (8 369) (178.2)
    Local property and other              (24)   (2.7)           12     0.7
                                      (22 829)  (50.4)      (42 996)  (46.2)

Operating Income                         (323)   (5.4)         (636)   (5.3)

Other Income                               28    68.3           (52)  (40.0)

Income Before Interest Charges           (295)   (4.9)         (688)   (5.7)

Interest Charges                          (36)   (1.5)           29     0.6

Net Income                           $   (259)   (7.2)      $  (717)   (9.7)

Unit Sales (MWH) Decrease            (741 250)  (64.7)   (1 607 136)  (66.1)


                             Three Months Ended          Six Months Ended
                                   June 30,                  June 30,
MWH Unit Sales                  1995 and 1994             1995 and 1994

Canal Unit 1                      -       629 321          -     1 341 546
Canal Unit 2                  267 736     411 997      511 676     782 123
Seabrook 1                     77 322       6 861      165 356      71 241
Purchased for Resale           59 898      98 027      147 740     236 998
                              404 956   1 146 206      824 772   2 431 908

<PAGE 9>

                            CANAL ELECTRIC COMPANY

        Revenue, Fuel and Purchased Power

        Operating revenues for the three and six months ended June 30, 1995 decreased approximately $23.2 million or 45.2% and $43.6 million or 41.5%, respectively. The decrease in both periods was due to lower unit sales and a refund to customers during the second quarter (approximately $7.5 million) reflecting the settlement of certain Seabrook-related tax issues. Also affecting operating revenues in both periods was a decrease in the level of purchases made on behalf of affiliated retail distribution companies.

        Unit sales decreased significantly during both current periods due primarily to a combination of scheduled maintenance and unscheduled extensive repairs to the turbine which has kept Unit 1 out of service for the first half of 1995. Also affecting unit sales in both periods was the decreased availability of Unit 2 and increased availability of Seabrook 1 reflecting the timing of scheduled maintenance and a decline in the level of purchases made on behalf of affiliated retail distribution companies.

        The 64.5% decrease in fuel used in production during the first six months of 1995 reflects the Unit 1 outage during the period. Fuel, purchased power and transmission costs for the current three and six-month periods represented approximately 48% and 43%, respectively, of operating revenues and averaged 3.31 cents and 3.21 cents per KWH, respectively, as compared to 2.57 cents and 2.56 cents per KWH for the same periods of 1994.

        Other Operating Expenses

        Other operation and maintenance decreased 0.9% during the first six months of 1995 due primarily to decreases in costs associated with the operation of Seabrook 1 ($1,232,000), lower insurance and benefits costs ($210,000) and continued cost containment efforts offset by an increase in maintenance related to Unit 1 ($2.1 million). The 4% increase in other operation and maintenance expense during the second quarter was due primarily to increased maintenance ($1.1 million) related to Unit 1 offset in part by the absence of maintenance on Seabrook 1 during the second quarter of last year and lower other operation expense (approximately $700,000) due to continued cost containment efforts and a decrease in insurance and benefits costs ($98,000). Depreciation expense increased in both current periods due to a higher level of plant-in-service and an adjustment to the depreciation rate related to Unit 1 during the second quarter. Federal and state income taxes decreased due to the second quarter tax adjustment related to the settlement of certain Seabrook-related income tax issues ($7.5 million) and a lower level of pretax income.

        Interest Charges

        Total interest charges were virtually unchanged for the first six months of 1995 reflecting an increase in short-term interest ($270,000) due to higher interest rates (6.2% as compared to 3.7% in 1994) on a slightly lower average level of short-term debt coupled with an increase in the debt portion of allowance for funds used during construction (AFUDC) ($214,000)

<PAGE 10>

                            CANAL ELECTRIC COMPANY

  reflecting greater construction activity. During the second quarter total interest charges decreased 1.5% despite an increase in other interest charges ($128,000) caused by a higher average level of short-term debt and higher interest rates, due to an increase in the debt component of AFUDC ($151,000).

        Environmental Matters

        The Company is subject to laws and regulations administered by federal, state and local authorities relating to the quality of the environment. These laws and regulations affect, among other things, the siting and operation of electric generating and transmission facilities and can require the installation of expensive air and water pollution control equipment such as the nitrogen oxide emissions control project underway at Unit 1. These regulations have had an impact on the Company's operations in the past and will continue to have an impact on future operations, capital costs and construction schedules of major facilities.

<PAGE 11>

                            CANAL ELECTRIC COMPANY

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings

        None.

Item 5. Other Information

        None.

Item 6. Exhibits and Reports on Form 8-K

   (a)  Exhibits

        Exhibit 27 - Financial Data Schedule

        Filed herewith as Exhibit 1 is the Financial Data Schedule for the six months ended June 30, 1995.

   (b)  Reports on Form 8-K

        No reports on Form 8-K were filed during the three months ended June 30, 1995.

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



Date:  August 14, 1995