Form 10-Q
period 1995-09-30
CANAL ELECTRIC CO
filed 1995-11-14
CIK 16906

<PAGE 1>

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                       Washington, D. C. 20549-1004

                                 Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1995

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

                                                 Outstanding at
          Class of Common Stock                 November 1, 1995
       Common Stock, $25 par value              1,523,200 shares

The Company meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q as a wholly-owned subsidiary and is therefore filing this Form with the reduced disclosure format.
<PAGE 2>

                      PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                          CANAL ELECTRIC COMPANY

                         CONDENSED BALANCE SHEETS

                 SEPTEMBER 30, 1995 AND DECEMBER 31, 1994

                                  ASSETS

                                (Unaudited)




                                              September 30,  December 31,
                                                  1995           1994
                                                 (Dollars in Thousands)

PROPERTY, PLANT AND EQUIPMENT, at original cost $431 468       $409 648
  Less -  Accumulated depreciation and
          amortization                           163 134        150 337
                                                 268 334        259 311
  Add  -  Construction work in progress            4 011          6 250
          Nuclear fuel in process                    452            139
                                                 272 797        265 700

LEASED PROPERTY, net                              13 404         13 844

INVESTMENTS
  Equity in corporate joint venture                3 651          3 802

CURRENT ASSETS
  Cash                                                12             12
  Accounts receivable
    Affiliates                                     8 757          7 935
    Other                                          6 497          9 100
  Electric production fuel oil                       738            736
  Prepaid taxes -
    Property                                       1 339            932
    Income                                           -               61
  Other                                            2 726          2 685
                                                  20 069         21 461

DEFERRED CHARGES
  Seabrook 1                                       6 704          7 735
  Seabrook 2                                       3 805          5 140
  Other                                           16 460         12 195
                                                  26 969         25 070

                                                $336 890       $329 877
<PAGE 3>

                          CANAL ELECTRIC COMPANY

                         CONDENSED BALANCE SHEETS

                 SEPTEMBER 30, 1995 AND DECEMBER 31, 1994

                      CAPITALIZATION AND LIABILITIES

                                (Unaudited)

                                              September 30,  December 31,
                                                  1995           1994
                                                (Dollars in Thousands)
CAPITALIZATION
  Common Equity -
   Common stock, $25 par value -
     Authorized - 2,328,200 shares
     Outstanding - 1,523,200 shares,
       wholly-owned by Commonwealth
       Energy System (Parent)                   $ 38 080       $ 38 080
   Amounts paid in excess of par value             8 321          8 321
   Retained earnings                              52 299         51 647
                                                  98 700         98 048
  Long-term debt, including premiums, less
   current sinking fund requirements              87 164         87 713
                                                 185 864        185 761

CAPITAL LEASE OBLIGATIONS                         12 820         13 258

CURRENT LIABILITIES
  Interim Financing -
   Notes payable to banks                         16 825         11 325
   Advances from affiliates                       14 810          9 350
                                                  31 635         20 675
  Other Current Liabilities -
   Current sinking fund requirements               1 110          1 110
   Accounts payable -
     Affiliates                                    1 149          1 932
     Other                                        10 103         14 857
   Accrued taxes -
     Local property and other                      1 560            977
     Income                                          330            -
   Capital lease obligations                         584            586
   Accrued interest and other                      5 222          4 120
                                                  20 058         23 582
                                                  51 693         44 257
DEFERRED CREDITS
  Accumulated deferred income taxes               68 458         68 732
  Unamortized investment tax credits and other    18 055         17 869
                                                  86 513         86 601

COMMITMENTS AND CONTINGENCIES
                                                $336 890       $329 877



                          See accompanying notes.
<PAGE 4>

                          CANAL ELECTRIC COMPANY

           CONDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS

      FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

                                (Unaudited)
                                    Three Months Ended    Nine Months Ended
                                      1995     1994       1995     1994
                                             (Dollars in Thousands)

ELECTRIC OPERATING REVENUES
  Sales to affiliated companies     $26 710  $31 882   $ 69 469  $ 97 384
  Sales to non-affiliated companies  17 182   20 248     35 878    59 833
                                     43 892   52 130    105 347   157 217

OPERATING EXPENSES
  Fuel used in production            16 371   21 983     32 669    67 915
  Electricity purchased for resale    4 013    7 758     12 524    22 392
  Other operation and maintenance    10 222   10 008     29 314    29 267
  Depreciation                        4 292    3 414     12 407    10 244
  Taxes -
    Income                            2 191    2 253     (1 482)    6 949
    Local property                      710      715      2 091     2 094
    Payroll and other                   176      178        594       586
                                     37 975   46 309     88 117   139 447

OPERATING INCOME                      5 917    5 821     17 230    17 770

OTHER INCOME                             53       57        131       187

INCOME BEFORE INTEREST CHARGES        5 970    5 878     17 361    17 957

INTEREST CHARGES
  Long-term debt                      2 056    2 069      6 177     6 217
  Other interest charges                527      314      1 392       909
  Allowance for borrowed funds
    used during construction           (247)      (3)      (532)      (74)
                                      2 336    2 380      7 037     7 052

NET INCOME                            3 634    3 498     10 324    10 905

RETAINED EARNINGS -
  Beginning of period                51 711   52 512     51 647    48 151
  Dividends on common stock          (3 046)  (3 047)    (9 672)   (6 093)

RETAINED EARNINGS -
  End of period                     $52 299  $52 963   $ 52 299  $ 52 963


                          See accompanying notes.


<PAGE 5>

                          CANAL ELECTRIC COMPANY

                    CONDENSED STATEMENTS OF CASH FLOWS

           FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

                                (Unaudited)


                                                   1995           1994
                                                 (Dollars in Thousands)

OPERATING ACTIVITIES
  Net income                                     $10 324        $10 905
  Effects of noncash items -
   Depreciation and amortization                  16 502         14 375
   Deferred income taxes and investment
     tax credits, net                             (4 931)           870
   Earnings from corporate joint venture            (408)          (381)
  Dividends from corporate joint venture             559            375
  Change in working capital, exclusive of cash
   and interim financing                          (2 132)           618
  All other operating items                         (291)          (161)
Net cash provided by operating activities         19 623         26 601

INVESTING ACTIVITIES
  Additions to property, plant and equipment
   (exclusive of AFUDC)                          (19 830)        (2 973)
  Allowance for borrowed funds used
   during construction                              (532)           (74)
Net cash used for investing activities           (20 362)        (3 047)

FINANCING ACTIVITIES
  Proceeds from (payment of) short-term borrowings  5 500       (23 625)
  Payment of dividends                            (9 672)        (6 093)
  Advances from affiliates                         5 460          6 715
  Sinking fund payments                             (549)          (549)
Net cash used for financing activities               739        (23 552)

Net increase in cash                                  -               2
Cash at beginning of period                           12             12
Cash at end of period                            $    12        $    14


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period for:
   Interest (net of capitalized amounts)         $ 6 388        $ 6 396
   Income taxes                                  $ 3 081        $ 7 220





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

       The Company has established various regulatory assets in cases where the Massachusetts Department of Public Utilities (DPU) and/or the Federal Energy Regulatory Commission (FERC) have permitted or are expected to permit recovery of specific costs over time. In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS 121). SFAS 121 imposes stricter criteria for regulatory assets by requiring that such assets be probable of future recovery at each balance sheet date. Based on the current regulatory framework, the Company accounts for the economic effects of regulation in accordance with the provisions of SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation" and does not expect that SFAS 121, which the Company will adopt on January 1, 1996, will have a material impact on its financial position or results of operations. However, this conclusion may change in the future if changes are made in the current regulatory framework or as competitive factors influence wholesale pricing in this industry. The principal regulatory assets included in deferred charges were as follows:

                                           September 30,  December 31,
                                                1995          1994
                                              (Dollars in Thousands)

     Seabrook related costs                  $10 300         $12 648
     Deferred income taxes                     9 667           5 537
     Postretirement benefit costs              1 660           1 242
       Total regulatory assets               $21 627         $19 427


     The unaudited financial statements for the periods ended September 30, 1995 and 1994 reflect, in the opinion of the Company, all adjustments (consisting of only normal recurring accruals) necessary to summarize fairly the results for such periods. In addition, certain prior period amounts are reclassified from time to time to conform with the presentation used in the current period's financial statements.
<PAGE 7>

                          CANAL ELECTRIC COMPANY

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

(2)  Commitments and Contingencies

     (a)  Construction

     The Company is engaged in a continuous construction program presently estimated at approximately $70 million for the five-year period 1995 through 1999. Of that amount, $27.4 million is estimated for 1995. As of September 30, 1995, construction expenditures, including an allowance for funds used during construction, amounted to approximately $20.4 million. The program is subject to periodic review and revision because of factors such as changes in business conditions, rates of customer growth, effects of inflation, maintenance of reliable and safe service, equipment delivery schedules, licensing delays, availability, and cost of capital and environmental factors. The Company expects to finance these expenditures on an interim basis with internally generated funds and short-term borrowings that are ultimately expected to be repaid with proceeds from sales of long-term debt and equity securities.

     (b)  Decommissioning of Seabrook Unit

     The Company and the other joint owners of the Seabrook nuclear power plant have established a decommissioning fund to cover post operation decommissioning costs. The estimated cost to decommission the plant is $394 million. The Company's share of this liability (approximately $13.9 million), less its share of the market value of the decommissioning trust (approximately $1.4 million), is approximately $12.5 million.

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

     A summary of the period to period changes in the principal items included in the condensed statements of income for the three and nine months ended September 30, 1995 and 1994 and unit sales for these periods is shown below:

                                   Three Months Ended   Nine Months Ended
                                       September 30,      September 30,
                                      1995 and 1994       1995 and 1994
                                            Increase (Decrease)
                                          (Dollars in Thousands)

Electric Operating Revenues        $ (8 238)(15.8)%    $(51 870)  (33.0)%

Operating Expenses -
  Fuel used in production            (5 612) (25.5)     (35 246)  (51.9)
  Electricity purchased for resale   (3 745) (48.3)      (9 868)  (44.1)
  Other operation and maintenance       214    2.1           47     0.2
  Depreciation                          878   25.7        2 163    21.1
  Taxes -
    Federal and state income            (62)  (2.8)      (8 431) (121.3)
    Local property and other             (7)  (0.8)           5     0.2
                                     (8 334) (18.0)     (51 360)  (36.8)

Operating Income                         96    1.6         (540)   (3.0)

Other Income                             (4)  (7.0)         (56)  (29.9)

Income Before Interest Charges           92    1.6         (596)   (3.3)

Interest Charges                        (44)  (1.8)         (15)   (0.2)

Net Income                         $    136    3.9      $  (581)   (5.3)

Unit Sales (MWH) Decrease          (278 975) (26.1)  (1 886 111)  (53.9)


                           Three Months Ended        Nine Months Ended
                              September 30,            September 30,
MWH Unit Sales                1995 and 1994            1995 and 1994

Canal Unit 1                438 166    617 567      438 166  1 959 113
Canal Unit 2                180 325    254 389      692 001  1 036 512
Seabrook 1                   80 901     57 516      246 257    128 757
Purchased for Resale         89 741    138 316      237 481    375 634
                            789 133  1 068 108    1 613 905  3 500 016

<PAGE 9>

                          CANAL ELECTRIC COMPANY

        Revenue, Fuel and Purchased Power

        Operating revenues for the three and nine months ended September 30, 1995 decreased approximately $8.2 million or 15.8% and $51.9 million or 33%, respectively. The decrease in both periods was due to lower unit sales. The nine-month period also includes a refund to customers made during the second quarter (approximately $7.5 million) reflecting the settlement of certain Seabrook-related tax issues. Also affecting operating revenues in both periods was a decrease in the level of purchases made on behalf of affiliated retail distribution companies.

        Unit sales decreased significantly during both current periods due primarily to a combination of scheduled maintenance and other repairs to the turbine which kept Unit 1 out of service from the start of the year until late July. Unit sales in both periods also reflect the decreased availability of Unit 2, and an increase in power available from Seabrook 1 due to the timing of scheduled maintenance and a decline in the level of purchases made on behalf of affiliated retail distribution companies.

        The 51.9% decrease in fuel used in production during the current nine months reflects the previously mentioned Unit 1 outage and the decreased availability of Unit 2. Fuel, purchased power and transmission costs for the current three and nine-month periods represented approximately 45% and 48%, respectively, of operating revenues and averaged 2.69 cents and 2.96 cents per KWH, respectively, as compared to 2.87 cents and 2.65 cents per KWH for the same periods a year ago.

        Other Operating Expenses

        Other operation and maintenance was virtually unchanged for the current nine-month period due primarily to decreases in costs associated with the operation of Seabrook 1 ($1.5 million), lower insurance and benefits costs ($245,000) and a decrease in transmission charges associated with the Company's investment in Hydro-Quebec Phase II ($75,000) offset in part by an increase in maintenance related to Unit 1 ($2.4 million). The 2.1% increase in other operation and maintenance expense during the third quarter was due primarily to maintenance related to Unit 1 ($1.2 million) offset in part by lower maintenance on Seabrook 1 during the third quarter ($355,000) due to the timing of a refueling outage. Depreciation expense increased in both current periods due to a higher level of plant-in-service and an adjustment to the depreciation rate related to Unit 1 made during the second quarter. The decrease in federal and state income taxes was due to the second quarter tax adjustment related to the settlement of certain Seabrook-related income tax issues ($7.5 million) and a lower level of pretax income.

        Interest Charges

        Total interest charges were virtually unchanged for the current nine-month period reflecting an increase in short-term interest ($483,000) due to higher interest rates (6.1% as compared to 4% in 1994) on a higher average level of short-term debt, offset by an increase in the debt component of the allowance for funds used during construction (AFUDC)
<PAGE 10>

                          CANAL ELECTRIC COMPANY

  ($458,000). During the third quarter total interest charges decreased 1.8% despite an increase in other interest charges ($213,000), due to an increase in the debt component of AFUDC ($244,000).

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

                          CANAL ELECTRIC COMPANY

                        PART II - OTHER INFORMATION

Item 1. Legal Proceedings

        None.

Item 5. Other Information

        Effective October 1, 1995, John A. Whalen, formerly the Company's Comptroller, was appointed Vice President and General Manager of COM/Energy Services Company, an affiliate of the Company. James D. Rappoli, the Company's Financial Vice President and Treasurer, assumed Mr. Whalen's former duties as Comptroller.

Item 6. Exhibits and Reports on Form 8-K

   (a)  Exhibits

        Exhibit 27 - Financial Data Schedule

        Filed herewith as Exhibit 1 is the Financial Data Schedule for the nine months ended September 30, 1995.

   (b)  Reports on Form 8-K

        No reports on Form 8-K were filed during the three months ended September 30, 1995.
<PAGE 12>

                          CANAL ELECTRIC COMPANY

                                 SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           CANAL ELECTRIC COMPANY
                                                (Registrant)



                                           Principal Financial and
                                           Accounting Officer:


                                           JAMES D. RAPPOLI
                                           James D. Rappoli,
                                           Financial Vice President
                                             and Treasurer



Date:  November 13, 1995