Form 10-K
period 1995-12-31
CANAL ELECTRIC CO
filed 1996-03-29
CIK 16906

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

      For the fiscal year ended December 31, 1995

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

                                            Outstanding at
          Class of Common Stock             March 15, 1996
Common Stock, $25 par value                1,523,200 shares

The Company meets the conditions set forth in General Instruction J(1)(a) and
(b) of Form 10-K as a wholly-owned subsidiary and is therefore filing this Form with the reduced disclosure format.

Documents Incorporated by Reference        Part in Form 10-K
               None                         Not Applicable

List of Exhibits begins on page 33 of this report.

<PAGE 2>

                          CANAL ELECTRIC COMPANY
                       FORM 10-K  DECEMBER 31, 1995

                             TABLE OF CONTENTS

                                  PART I
                                                                   PAGE

Item  1. Business..........................................          3

           General.........................................          3

           New England Power Pool..........................          3

           Regulation......................................          4

           Electric Industry Restructuring.................          4

           Potential Impact of Regulatory Restructuring....          5

           Fuel Supply.....................................          5

           Power Contracts.................................          6

           Power Supply Commitments and
             Support Agreements............................          7

           Construction and Financing......................          7

           Employees.......................................          7

Item  2. Properties........................................          7

Item  3. Legal Proceedings.................................          8

                                  PART II

Item  5. Market for the Registrant's Common Stock and
           Related Stockholder Matters.....................          9

Item  7. Management's Discussion and Analysis of
           Results of Operations...........................         10

Item  8. Financial Statements and Supplementary Data.......         13

Item  9. Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure.............         13

                                  PART IV

Item 14. Exhibits, Financial Statement Schedules and
           Reports on Form 8-K.............................         33


Signatures...................................................       42

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

      NEPOOL operates a centralized dispatching facility to ensure reliability of service and to dispatch the most economically available generating units of the member companies to fulfill the region's energy requirements. This concept is accomplished by use of computers to monitor and forecast load requirements. In the past, this has required that Canal Unit 1 operate whenever possible since it is one of the most efficient oil-fired units in the country. Canal Unit 2 is designed for cycling operation which provides for economic changes in unit load permitting reduced generation during

<PAGE 4>

                          CANAL ELECTRIC COMPANY

 nights and weekends when demand is lowest. It has performed as one of New England's most efficient units in this type of service.

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

      Electric Industry Restructuring

      On August 16, 1995, the DPU issued an order calling for the restructuring of the electric utility industry in Massachusetts. The stated purpose of the restructuring effort is to allow customers more flexibility in choosing their electric service provider and to develop an efficient industry structure and regulatory framework that minimizes long-term costs to consumers while maintaining the safety and reliability of electric services with a minimum impact on the environment. The electric utility industry will ultimately be functionally separated into three segments to help meet this objective: generation, transmission and distribution.

      In February 1996, certain utilities submitted required proposals detailing how they plan to move into a competitive market structure. Since that time, the DPU has given notice of a generic proceeding that will focus on many of the policy issues raised in the DPU's original order. Each of the state's electric utilities, together with other interested parties, will participate in this proceeding. The purpose of this generic proceeding is to establish a set of rules governing the restructuring of the electric industry in Massachusetts. These generic rules would set the basis for the DPU's review of each of the utility-specific restructuring proposals. The proposal to be submitted jointly by Cambridge and Commonwealth Electric is due in September 1996. Management is unable to predict the ultimate outcome of these proceedings.

      On February 15, 1996, in response to the DPU's initial restructuring order, Cambridge and Commonwealth Electric announced one element of the proposal entitled "Competitive Challenge" in which they would voluntarily put their power capacity entitlements (1,140 MW) to a market test in an effort to develop a competitive market whereby customers would have the flexibility of choosing their electric supplier. The proposal calls for the auctioning in a competitive market of entitlements in all twenty-one contracts, including contracts between Cambridge and Commonwealth Electric and the Company. The proposal provides for total recovery of the difference between the current market value of the Companies' power contracts and their original unavoidable costs.

<PAGE 5>

                          CANAL ELECTRIC COMPANY

      The auction approach has received initial positive reviews from the Commonwealth of Massachusetts Division of Energy Resources and the Office of the Attorney General.

      Potential Impact of Regulatory Restructuring

      Based on the current regulatory framework, the Company accounts for the economic effects of regulation in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." The Company has established various regulatory assets in cases where the FERC has permitted or is expected to permit recovery of specific costs over time. The regulatory assets amounted to $25.4 million (7.3% of total assets) as of December 31, 1995. In March 1995, the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS 121 imposes stricter criteria for regulatory assets by requiring that such assets be probable of future recovery at each balance sheet date. Management does not expect that the effects of SFAS 121, which the Company adopted on January 1, 1996, will have a material impact on its financial position or results of operations. However, this conclusion may change in the future as changes are made in the current regulatory framework pursuant to the aforementioned electric utility restructuring order issued by the DPU.

      Fuel Supply

      Effective October 1, 1995, the Company executed a nine-month contract with Coastal Refining and Marketing, Inc. (Coastal) for the purchase of residual fuel oil. The contract provides for delivery of a set percentage of the Company's fuel requirement, the balance (a maximum of 30%) to be met by spot purchases or by Coastal at the discretion of the Company. Through December 1995, 14.4% of the Company's total requirements have been met by lower-cost, spot purchases resulting in savings to its customers.

      Energy Supply and Credit Corporation (ESCO Massachusetts, Inc.) operates the Company's fuel oil terminal and manages the receipt and payment for the fuel oil under assignment of the Company's supply contracts to ESCO Massachusetts, Inc. Oil in the terminal's shore tanks is held in inventory by ESCO Massachusetts, Inc. and delivered upon demand to the Company's two day tanks.

      Fuel oil storage facilities at the Canal site have a capacity of 1,199,000 barrels, representing approximately 60 days of normal operation of the two units. During 1995, ESCO Massachusetts, Inc. maintained an average daily inventory of 554,000 barrels of fuel oil which represents 28 days of normal operation of the two units. This supply is maintained by tanker deliveries.

      In October 1993, the Company reached an agreement with Montaup and Algonquin Gas Transmission Company (AGT) to build a new natural gas pipeline that will serve Unit 2, which will be modified to burn gas in addition to oil. The first phase of the project was completed in July 1995 when a 1,400 foot gas pipeline was installed 80 feet below the surface of the Cape Cod Canal. The second phase involves the construction of a four-mile pipeline that will ultimately connect Unit 2 to the AGT pipeline system. The project

<PAGE 6>

                          CANAL ELECTRIC COMPANY

 will improve air quality on Cape Cod, enable the plant to exceed the stringent 1995 air quality standards established by the Massachusetts Department of Environmental Protection and will strengthen the Company's bargaining position as it seeks to secure the lowest-cost fuel for its customers. Plant conversion and pipeline construction are expected to be completed in mid-1996.

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

      The Company acts as agent for Commonwealth Electric and/or Cambridge in the procurement of additional capacity, or, to sell a portion of each company's entitlement in Unit 2. Exchange agreements are in place with several utilities whereby, in certain circumstances, it is possible to exchange capacity so that the mix of power improves the pricing for dispatch

<PAGE 7>

                          CANAL ELECTRIC COMPANY

 for both the seller and purchaser. Commonwealth Electric and Cambridge thus secure cost savings for their respective customers by planning for bulk power supply on a single system basis. A Capacity Acquisition and Disposition Agreement, which has been accepted for filing as a rate schedule by the FERC, enables the Company to recover costs incurred in connection with any transaction covered by such Agreement. Commonwealth Electric and Cambridge, in turn, bill charges to retail customers through rates subject to DPU regulation. Currently, Agreements are in effect for Seabrook 1, Phase I and Phase II of the Hydro-Quebec Project and a 50 MW exchange with New England Power Company through April 1997. An agreement for a 50 MW exchange with Central Vermont Public Service expired on October 31, 1995.

      Power Supply Commitments and Support Agreements

      In response to solicitations by NU and other utilities, the Company, on behalf of Commonwealth Electric and Cambridge, purchased entitlements through short-term contracts in various selected generating units. These and other bulk electric power purchases are necessary in order to fulfill the system's NEPOOL obligation and for the Company to acquire and deliver electric generating capacity to meet Commonwealth Electric and Cambridge requirements. For additional information, refer to "Transactions with Affiliates" in Note 2(c) of Notes to Financial Statements and to "Management's Discussion and Analysis of Results of Operations" filed under Items 8 and 7, respectively, of this report.

      The Company is party to support agreements for Phase I and Phase II of the Hydro-Quebec Project and is thereby obligated to pay its share of operating and capital costs for Phase II over a 25 year period ending in 2015. Future minimum lease payments for Phase II have an estimated present value of $13.1 million at December 31, 1995. In addition, the Company has an equity interest in Phase II which amounted to $3.4 million in 1995 and $3.8 million in 1994.

      Construction and Financing

      Information concerning the Company's financing and construction programs is contained in Note 5 of Notes to Financial Statements filed under Item 8 of this report.

      Employees

      The Company has 121 regular employees, 90 (74%) are represented by the Utility Workers' Union of America, A.F.L.-C.I.O. The existing collective bargaining agreement expires on May 31, 1997. Employee relations have generally been satisfactory.

Item 2.  Properties

      The Company operates a generating station located at the eastern end of the Cape Cod Canal in Sandwich, Massachusetts. The station consists of two oil-fired steam electric generating units: Canal Unit 1 with a rated capacity of 569 MW, wholly-owned by the Company; and Canal Unit 2, with a rated capacity of 580 MW, jointly-owned by the Company and Montaup Electric Company, a wholly-owned subsidiary of Eastern Utilities Associates. In addition, the Company has a 3.52% joint-ownership interest (40.5 MW of

<PAGE 8>

                          CANAL ELECTRIC COMPANY

 capacity) in Seabrook 1. Refer to Note 4 of Notes to Financial Statements filed under Item 8 of this report for encumbrances relative to the Company's property.


 Item 3.  Legal Proceedings

      The Company is subject to legal claims and matters arising from its normal course of business, including its ownership interest in the Seabrook plant.

<PAGE 9>

                          CANAL ELECTRIC COMPANY

                                 PART II.

Item 5. Market for the Registrant's Common Stock and Related Stockholder
        Matters

 (a)    Principal Market

        Not applicable. The Company is a wholly-owned subsidiary of Commonwealth Energy System.

 (b)    Number of Shareholders at December 31, 1995

        One

 (c)    Frequency and Amount of Dividends Declared in 1995 and 1994

                      1995                              1994
                            Per Share                            Per Share
        Declaration Date     Amount        Declaration Date       Amount

        January 25, 1995     $ 2.25        April 25, 1994         $ 2.00
        April 21, 1995         2.10        July 18, 1994            2.00
        July 24, 1995          2.00        October 24, 1994         3.00
        November 14, 1995      2.65                               $ 7.00
                             $ 9.00

        Reference is made to Note 6 of Notes to Financial Statements filed under Item 8 of this report for restrictions against the payment of cash dividends.

 (d) Future dividends may vary depending upon the Company's earnings and capital requirements as well as financial and other conditions existing at that time.

<PAGE 10>

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

        A summary of the period to period changes in the principal items included in the statements of income for the years ended December 31, 1995 and 1994 is shown below:
                                     Years Ended           Years Ended
                                     December 31,          December 31,
                                    1995 and 1994         1994 and 1993
                                            Increase (Decrease)
                                           (Dollars in Thousands)

Electric Operating Revenues      $(51 432)  (25.9)%  $  (4 674)     (2.3)%

Operating Expenses:
 Fuel used in production          (33 157)  (40.5)        (760)     (0.9)
 Electricity purchased for resale (12 628)  (45.7)        (350)     (1.2)
 Other operation and maintenance     (648)   (1.6)      (1 998)     (5.2)
 Depreciation                       2 934    21.7          178       1.3
 Taxes -
   Federal and state income        (7 781)  (92.7)        (503)     (5.7)
   Local property and other           (12)   (0.3)          12       0.3
                                  (51 292)  (29.4)      (3 421)     (1.9)

Operating Income                     (140)   (0.6)      (1 253)     (5.0)

Other Income                          124    90.5         (163)    (54.3)

Income Before Interest Charges        (16)   (0.1)      (1 416)     (5.6)

Interest Charges                       10     0.1         (452)     (4.4)

Net Income                       $    (26)   (0.2)   $    (964)     (6.4)

Unit Sales Decrease (MWH)      (1 959 307)  (45.2)     (85 345)     (1.9)

The following is a summary of unit sales for the periods indicated:

                                   Unit Sales (MWH)
Period Ended                            Seabrook  Purchased
December 31,       Unit 1      Unit 2    Unit 1   For Resale     Total
    1995           942 574     830 827   295 264    309 714    2 378 379
    1994         2 594 406   1 047 214   218 560    477 506    4 337 686
    1993         2 382 716   1 275 305   318 694    446 316    4 423 031

<PAGE 11>

                          CANAL ELECTRIC COMPANY

 Revenue, Fuel and Purchased Power

      During 1995, operating revenues decreased nearly 26% or $51.4 million primarily due to the 45.2% decrease in unit sales. The significant decrease in unit sales was due to a combination of scheduled maintenance and other repairs to the turbine which kept Unit 1 out of service for the first seven months of the year and an additional inspection outage of nearly one month during the fourth quarter. Also contributing to the decline in unit sales was the decreased availability of Unit 2 and a lower level of purchases made on behalf of affiliated retail distribution companies. Somewhat offsetting these items was an increase in power available from Seabrook 1.

      Operating revenues for 1994 declined by approximately $4.7 million or 2.3% due to a decrease in unit sales. The 1.9% decrease in unit sales was caused by the reduced availability of Seabrook 1 due to the timing of a scheduled refueling outage which began in early April and was extended through early August 1994 for unscheduled maintenance. Somewhat offsetting the decline was an increase in purchases made on behalf of affiliated retail distribution companies. Also reflected in the change in unit sales was the increased availability of Unit 1 that was offset by the decline in generation from Unit 2 due to scheduled and unscheduled maintenance on the units.

      Fuel, purchased power and transmission costs (included in other operation) represented approximately 46% of the total revenue dollar in 1995, 57% in 1994 and 56% in 1993 and averaged 2.83 cents per KWH in 1995 as compared to 2.60 cents in 1994 and 2.58 cents in 1993. The per barrel cost of oil averaged $15.95 in 1995, $14.33 in 1994 and $14.02 in 1993. In
 conformance with restrictions on air emissions, the Commonwealth of Massachusetts mandated a reduction in sulphur dioxide emissions requiring the periodic use of more expensive lower-sulphur (1%) content oil. During 1995, 1% oil averaged $15.96 per barrel as compared to $14.92 per barrel in 1994 and $15.16 per barrel in 1993. However, during 1995 virtually all (99.6%) of the oil used by Units 1 and 2 was 1%, while lower-sulphur oil displaced 70.4% of the higher sulphur (2.2%) content oil in 1994 and 57.5% in 1993.

 Other Operating Expenses

      Other operation includes the following:

                                           Years Ended December 31,
                                          1995       1994      1993
                                            (Dollars in millions)

 Other operation:                        $23.2      $24.7     $23.7
  Less:
   Seabrook 1 operations                   4.3        4.3       4.6
   Hydro-Quebec Phase II transmission      3.5        3.5       3.5
   Power purchased from affiliates         1.9        1.3       0.8
                                         $13.5      $15.6     $14.8

      After excluding the above items, other operation, net, decreased approximately $2.1 million or 13.5% in 1995 and increased 5.4% in 1994. The decrease in 1995 was mainly due to lower insurance and benefit costs

<PAGE 12>

                          CANAL ELECTRIC COMPANY

 including a significant decrease in liability insurance ($1.6 million) reflecting adjustments to insurance accruals reflecting better than anticipated experience.

      The increase in maintenance expense (8.1%) in 1995 reflects the previously discussed major repair work done at Unit 1 offset in part by lower maintenance costs at Unit 2. The decrease in maintenance expense in 1994 was due primarily to the timing of maintenance on Unit 1 and the major overhaul of Unit 2 which occurred in 1993.

 Depreciation and Taxes

      Depreciation expense increased approximately $2.9 million or 21.7% due to the higher level of plant-in-service and an adjustment to the depreciation rate related to Unit 1 made during the second quarter. The 1.3% increase in depreciation expense in 1994 was due to a higher level of plant-in-service.

      Income tax expense declined 92.7% or approximately $7.8 million due to a second quarter tax adjustment related to the settlement of certain Seabrook-related tax issues ($7.6 million) and a lower level of pretax income. The 5.7% decrease in income tax expense (approximately $503,000) during 1994 was due to a lower level of pretax income.

 Other Income

      The increase in other income during 1995 was due primarily to an increase in interest income related to contested income tax issues ($97,000). During 1994 other income decreased due primarily to lower equity earnings ($67,000) related to the Company's investment in Hydro-Quebec.

 Interest Charges

      Total interest charges were virtually unchanged for the year 1995 reflecting an increase in short-term interest ($332,000) due to higher interest rates (6.1% as compared to 4.3% in 1994) on a higher average level of short-term debt, offset by a slight decline ($54,000) in interest on long-term debt and an increase in the debt component of the allowance for funds used during construction (AFUDC) ($268,000). The increase in AFUDC reflects the increase in construction activity during the year. During 1994 total interest charges decreased 4.4% reflecting lower long-term interest ($984,000) due to the early redemption of the Company's Series D, 11.125% First Mortgage Bonds due in 2007. Somewhat offsetting the decrease in long-term interest was an increase in other interest charges ($427,000) caused by a higher average level of short-term borrowings coupled with higher short-term interest rates.

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

<PAGE 13>

                          CANAL ELECTRIC COMPANY

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

<PAGE 14>

                          CANAL ELECTRIC COMPANY

Item 8.       Financial Statements and Supplementary Data

                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of Canal Electric Company:

      We have audited the accompanying balance sheets of CANAL ELECTRIC COMPANY, (a Massachusetts corporation and wholly-owned subsidiary of Commonwealth Energy System) as of December 31, 1995 and 1994, and the related statements of income, retained earnings and cash flows for each of the three years in the period ended December 31, 1995. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Canal Electric Company as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended
December 31, 1995, in conformity with generally accepted accounting principles.

      Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to financial statements and schedule is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                                   ARTHUR ANDERSEN LLP
Boston, Massachusetts
February 16, 1996.

<PAGE 15>

                          CANAL ELECTRIC COMPANY
                INDEX TO FINANCIAL STATEMENTS AND SCHEDULE



                                 PART II.


FINANCIAL STATEMENTS

  Balance Sheets at December 31, 1995 and 1994

  Statements of Income for the Years Ended December 31, 1995, 1994 and 1993

  Statements of Retained Earnings for the Years Ended December 31, 1995, 1994 and 1993

  Statements of Cash Flows for the Years Ended December 31, 1995, 1994 and
  1993

  Notes to Financial Statements


                                 PART IV.


SCHEDULE

  I Investments In, Equity Earnings of, and Dividends Received From Related Parties for the Years Ended December 31, 1995, 1994 and 1993

SCHEDULES OMITTED

  All other schedules are not submitted because they are not applicable or required or because the required information is included in the financial statements or notes thereto.

<PAGE 16>

                          CANAL ELECTRIC COMPANY
                              BALANCE SHEETS
                        DECEMBER 31, 1995 AND 1994

                                  ASSETS



                                                        1995       1994
                                                     (Dollars in Thousands)

PROPERTY, PLANT AND EQUIPMENT, at original cost      $436 531   $409 648
  Less - Accumulated depreciation
     and amortization                                 163 929    150 337
                                                      272 602    259 311
  Add - Construction work in progress                   5 759      6 250
        Nuclear fuel in process                           122        139
                                                      278 483    265 700

LEASED PROPERTY, net                                   13 128     13 844

INVESTMENTS
  Equity in corporate joint venture                     3 372      3 802

CURRENT ASSETS
  Cash                                                     12         12
  Accounts receivable -
     Affiliated companies                               9 282      7 935
     Other                                              9 520      9 100
  Unbilled revenues                                       438        -
  Inventories, at average cost -
     Electric production fuel oil                         762        736
     Materials and supplies                             1 375      1 408
  Prepaid taxes -
     Income                                               -          132
     Property                                             874        932
  Other                                                 1 622      1 277
                                                       23 885     21 532

DEFERRED CHARGES
  Seabrook 1                                            6 436      7 735
  Seabrook 2                                            3 343      5 140
  Other                                                20 813     12 195
                                                       30 592     25 070

                                                     $349 460   $329 948








The accompanying notes are an integral part of these financial statements.

<PAGE 17>

                          CANAL ELECTRIC COMPANY
                              BALANCE SHEETS
                        DECEMBER 31, 1995 AND 1994

                      CAPITALIZATION AND LIABILITIES

                                                        1995        1994
                                                     (Dollars in Thousands)

CAPITALIZATION
  Common Equity -
     Common stock, $25 par value -
       Authorized - 2,328,200 shares
       Outstanding - 1,523,200 shares, wholly-owned
       by Commonwealth Energy System (Parent)         $ 38 080    $ 38 080
     Amounts paid in excess of par value                 8 321       8 321
     Retained earnings                                  52 070      51 647
                                                        98 471      98 048
  Long-term debt, including premiums, less
     current sinking fund requirements                  83 941      87 713
                                                       182 412     185 761

CAPITAL LEASE OBLIGATIONS                               12 547      13 258

CURRENT LIABILITIES
  Interim Financing -
     Notes payable to banks                             23 425      11 325
     Advances from affiliates                            5 865       9 350
     Maturing long-term debt                             3 230         -
                                                        32 520      20 675
  Other Current Liabilities -
     Current sinking fund requirements                     920       1 110
     Accounts payable -
       Affiliated companies                              2 049       1 932
       Other                                            19 757      14 857
     Accrued taxes -
       Local property and other                            855         977
       Income                                            3 159          71
     Capital lease obligations                             581         586
     Accrued interest and other                          3 608       4 120
                                                        30 929      23 653
                                                        63 449      44 328

DEFERRED CREDITS
  Accumulated deferred income taxes                     72 914      68 732
  Unamortized investment tax credits                    12 020      12 658
  Other                                                  6 118       5 211
                                                        91 052      86 601

COMMITMENTS AND CONTINGENCIES

                                                      $349 460    $329 948


The accompanying notes are an integral part of these financial statements.

<PAGE 18>

                          CANAL ELECTRIC COMPANY
                           STATEMENTS OF INCOME
           FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                                             1995       1994       1993
                                               (Dollars in Thousands)

ELECTRIC OPERATING REVENUES
  Sales to affiliated companies            $ 94 447   $122 310   $133 060
  Sales to non-affiliated companies          52 507     76 076     70 000
                                            146 954    198 386    203 060

OPERATING EXPENSES
  Fuel used in production                    48 707     81 864     82 624
  Electricity purchased for resale           14 999     27 627     27 977
  Other operation                            23 153     24 731     23 694
  Maintenance                                12 456     11 526     14 561
  Depreciation                               16 473     13 539     13 361
  Amortization                                3 423      3 423      3 423
  Taxes -
    Income                                      609      8 390      8 893
    Local property                            2 777      2 793      2 720
    Payroll and other                           733        729        790
                                            123 330    174 622    178 043

OPERATING INCOME                             23 624     23 764     25 017

OTHER INCOME                                    261        137        300

INCOME BEFORE INTEREST CHARGES               23 885     23 901     25 317

INTEREST CHARGES
  Long-term debt                              8 229      8 283      9 267
  Other interest charges                      1 878      1 546        989
  Allowance for borrowed funds used
    during construction                        (354)       (86)       (61)
                                              9 753      9 743     10 195

NET INCOME                                 $ 14 132   $ 14 158   $ 15 122











The accompanying notes are an integral part of these financial statements.

<PAGE 19>

                          CANAL ELECTRIC COMPANY
                      STATEMENTS OF RETAINED EARNINGS
           FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993





                                            1995        1994       1993
                                              (Dollars in Thousands)

Balance at beginning of year               $51 647     $48 151    $64 498

Add (Deduct)
  Net income                                14 132      14 158     15 122
  Cash dividends on common stock           (13 709)    (10 662)   (31 469)

Balance at end of year                     $52 070     $51 647    $48 151



































The accompanying notes are an integral part of these financial statements.

<PAGE 20>

                          CANAL ELECTRIC COMPANY
                         STATEMENTS OF CASH FLOWS
           FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                               1995      1994      1993
                                                 (Dollars in Thousands)
OPERATING ACTIVITIES
  Net income                                 $ 14 132  $ 14 158  $ 15 122
  Effects of noncash items -
     Depreciation and amortization             21 929    18 668    20 333
     Deferred income taxes                     (3 239)    1 815     1 445
     Investment tax credits                      (638)     (702)     (715)
     Earnings from corporate joint venture       (539)     (507)     (573)
  Dividends from corporate joint venture          969       566       882
  Change in working capital, exclusive
     of cash and interim financing -
       Accounts receivable                     (1 767)    4 729      (513)
       Unbilled revenues                         (438)      659       224
       Prepaid (accrued) income taxes, net      3 220       199      (990)
       Local property and other taxes, net        (64)       13       (30)
       Accounts payable and other               3 972       485     1 603
  All other operating items, net               (1 380)   (3 571)   (2 326)

Net cash provided by operating activities      36 157    36 512    34 462

INVESTING ACTIVITIES
  Additions to property, plant and
     equipment (exclusive of AFUDC)           (30 167)   (9 396)   (6 574)
  Allowance for borrowed funds used
     during construction                         (354)      (86)   (   61)

Net cash used for investing activities        (30 521)   (9 482)   (6 635)

FINANCING ACTIVITIES
  Proceeds from (payment of)
    short-term borrowings                      12 100   (16 675)    8 650
  Proceeds from (payment of)
   affiliate borrowings                        (3 485)    1 040     4 590
  Payment of dividends                        (13 709)  (10 662)  (31 469)
  Long-term debt issue refunded                   -         -      (9 300)
  Retirement of long-term debt through
     sinking funds                               (542)     (733)     (732)

Net cash used for financing activities         (5 636)  (27 030)  (28 261)

Net increase (decrease) in cash                   -         -        (434)
Cash at beginning of period                        12        12       446
Cash at end of period                        $     12  $     12  $     12

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Interest paid (net of capitalized
    amounts)                                   $9 436    $9 224    $9 704
  Income taxes paid                            $2 269    $9 055    $9 467



The accompanying notes are an integral part of these financial statements.

<PAGE 21>

                          CANAL ELECTRIC COMPANY
                       NOTES TO FINANCIAL STATEMENTS

(1)    General Information

       Canal Electric Company (the Company) is a wholly-owned subsidiary of Commonwealth Energy System. The parent company is referred to in this report as the "System" and together with its subsidiaries is referred to as "the system." The System is an exempt holding company under the provisions of the Public Utility Holding Company Act of 1935 and, in addition to its investment in the Company, has interests in other utility companies and several non-regulated companies.

       The Company is a wholesale electric generating company organized in 1902 under the laws of the Commonwealth of Massachusetts. The Company's generating station which is located in Sandwich, Massachusetts consists of two units: Canal Unit 1 wholly-owned by the Company; and Canal Unit 2 jointly-owned by the Company and Montaup Electric Company (Montaup) (an unaffiliated company). The Company's largest customers with respect to output from Unit 1 and Unit 2 are affiliates Cambridge and Commonwealth Electric. The Company also has a 3.52% interest in the Seabrook 1 nuclear power plant to provide a portion of the capacity and energy needs of Cambridge and Commonwealth Electric and acts as agent in the procurement of additional capacity for the aforementioned affiliates.

       The Company has 121 regular employees including 90 (74%) who are represented by the Utility Workers' Union of America, A.F.L.-C.I.O. The existing collective bargaining agreement expires in 1997. Employee relations have generally been satisfactory.

(2)    Significant Accounting Policies

       (a) Accounting Principles

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       Certain prior year amounts are reclassified from time to time to con-form with the presentation used in the current year's financial statements.

       (b) Regulatory Assets

       The Company is regulated as to rates, accounting and other matters by various authorities, including the Federal Energy Regulatory Commission
 (FERC) and the Massachusetts Department of Public Utilities (DPU).

       Based on the current regulatory framework, the Company accounts for the economic effects of regulation in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." The Company has established various regulatory assets in cases where the FERC has permitted or is expected to permit recovery of specific costs over time. In March 1995, the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for

<PAGE 22>

                          CANAL ELECTRIC COMPANY

 the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 imposes stricter criteria for regulatory assets by requiring that such assets be probable of future recovery at each balance sheet date. Management does not expect that the effects of SFAS No. 121, which the Company adopted January 1, 1996, will have a material impact on its financial position or results of operations. However, this conclusion may change in the future as changes are made in the current regulatory framework pursuant to an electric utility restructuring order issued by the DPU in August 1995.

       The principal regulatory assets included in deferred charges at December 31, 1995 and 1994 were as follows:
                                                       1995        1994
                                                     (Dollars in Thousands)

       Seabrook related costs                         $ 9 511    $12 648
       Deferred income taxes                           14 106      5 537
       Postretirement benefit costs                     1 774      1 242
         Total regulatory assets                      $25 391    $19 427

       As of December 31, 1995, all of the Company's regulatory assets, except postretirement benefit costs, are reflected in rates charged to customers over a weighted average period of approximately 19 years. In February 1996, FERC accepted for filing rate schedules that provide for the recovery of the postretirement benefit costs over a six-month period beginning in March 1996.

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

       The Company's operating revenues included the following intercompany amounts for the periods indicated:

 Period Ended      Electricity Sales                       Seabrook Units
 December 31,        (Canal Units)      Purchased Power       and Other
                                    (Dollars in Thousands)

     1995              $39 617             $18 694            $36 136
     1994               45 906              31 288             45 116
     1993               53 174              31 777             48 109

       (d) Other Major Customers

       The Company is a wholesale electric generating company that sells

<PAGE 23>

                          CANAL ELECTRIC COMPANY

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

       (f) Depreciation and Nuclear Fuel Amortization

       Depreciation is provided using the straight-line method at rates intended to amortize the original cost and the estimated cost of removal less salvage of properties over their estimated economic lives. The Company's composite depreciation rate, based on average depreciable property in service, was 4.09% in 1995, 3.49% in 1994 and 3.47% in 1993. In 1993,
 the depreciable life of Unit 1 was extended from 1996 to 2002 and resulted in a decrease in depreciation expense of approximately $1.7 million in that period.

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

       While AFUDC does not provide funds currently, these amounts are recoverable in revenues over the service life of the constructed property. The Company develops rates based upon its current cost of capital and used a compound rate of 6.75% in 1995, 5.25% in 1994 and 3.75% in 1993.

<PAGE 24>

                          CANAL ELECTRIC COMPANY

(3)    Income Taxes

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

       The following is a summary of the provisions for income taxes for the years ended December 31, 1995, 1994 and 1993:

                                           1995        1994       1993
                                            (Dollars in Thousands)
 Federal:
     Current                             $ 3 637     $ 6 321    $ 7 192
     Deferred                              1 585       1 460      1 476
     Investment tax credits                 (638)       (702)      (715)
                                           4 584       7 079      7 953

 State:
     Current                                 955       1 138      1 181
     Deferred                                (11)        355        (31)
                                             944       1 493      1 150
                                           5 528       8 572      9 103

 Amortization of regulatory liability
  relating to deferred income taxes       (4 813)        -          -

 Total                                   $   715     $ 8 572    $ 9 103

 Federal and state income taxes
     charged to:
       Operating expense                 $   609     $ 8 390    $ 8 893
       Other income                          106         182        210
                                         $   715     $ 8 572    $ 9 103

     Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect in the year in which the differences are expected to reverse.

     In May 1995, the Company refunded certain unprotected excess deferred taxes to Commonwealth Electric and Cambridge Electric resulting in a reduction to the 1995 tax provision.

<PAGE 25>

                          CANAL ELECTRIC COMPANY

     Accumulated deferred income taxes consisted of the following in 1995 and 1994:
                                                  1995        1994
                                                (Dollars in Thousands)
        Liabilities
           Property-related                     $79 918     $77 587
           Seabrook nonconstruction               3 089       4 504
           All other                              2 327       1 291
                                                 85 334      83 382
        Assets
           Investment tax credit                  7 758       8 170
           Regulatory liability                   2 335       5 189
           All other                              1 443       1 247
                                                 11 536      14 606

     Accumulated deferred income taxes, net     $73 798     $68 776

     The net year-end deferred income tax liability above includes a current deferred tax liability of $884,000 and $44,000 in 1995 and 1994, respectively, which are included in accrued income taxes in the accompanying balance sheets.

       The total income tax provision set forth on the previous page represents 5% in 1995 and 38% in 1994 and 1993, of income before such taxes in each year. The following table reconciles the statutory federal income tax rate to these percentages:
                                                  1995     1994      1993

 Federal statutory rate                            35%      35%       35%

 Federal income tax expense at statutory levels  $5 196   $7 956  $ 8 479
 Increase (Decrease) from statutory rate:
   Tax versus book depreciation                   1 227    1 311    1 318
   State tax, net of federal tax benefit            613      970      748
   Amortization of investment tax credits          (638)    (689)    (671)
   Excess deferred reserves                      (4 813)     -        -
   Reversals of capitalized expenses               (556)    (555)    (555)
   Other                                           (314)    (421)    (216)
                                                 $  715   $8 572  $ 9 103

 Effective federal tax rate                         5%      38%      38%

(4)    Long-Term Debt and Interim Financing

       (a) Long-Term Debt

       Long-term debt outstanding, exclusive of current sinking fund requirements and related premiums, collateralized by substantially all of

<PAGE 26>

                          CANAL ELECTRIC COMPANY

 the Company's property, is as follows:

                                      Original    Balance December 31,
                                       Issue        1995         1994
                                            (Dollars in Thousands)
 First Mortgage Bonds -
   Series A, 7%, due 1996             $19 000     $   -        $ 3 800
   Series B, 8.85%, due 2006           35 000      34 650       34 650
   Series E, 7 3/8%, due 2020          10 000      10 000       10 000
   Series F, 9 7/8%, due 2020          40 000      40 000       40 000
                                                  $84 650      $88 450

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

       (b) Notes Payable to Banks

       The Company and other system companies maintain both committed and uncommitted lines of credit for the short-term financing of their construction programs and other corporate purposes. As of December 31, 1995, system companies had $80 million of committed lines of credit that will expire at varying intervals in 1996. These lines are normally renewed upon expiration and require annual fees of up to .1875% of the individual line. At December 31, 1995, the system's uncommitted lines of credit totaled $70 million. Interest rates on the Company's outstanding borrowings generally are at an adjusted money market rate and averaged 6.1% and 4.3% in 1995 and 1994, respectively. The Company's notes payable to banks totaled $23,425,000 and $11,325,000 at December 31, 1995 and 1994, respectively.

       (c) Advances from Affiliates

       The Company had short-term notes payable to the System totaling $555,000 and $9,350,000 at December 31, 1995 and 1994, respectively. These notes are written for a term of up to 11 months and 29 days. Interest is at the prime rate and is adjusted for changes in that rate during the terms of the notes. This rate averaged 8.8% and 7.3% in 1995 and 1994, respectively.

       The Company is a member of the COM/Energy Money Pool (the Pool), an arrangement among the subsidiaries of the System, whereby short-term cash surpluses are used to help meet the short-term borrowing needs of the

<PAGE 27>

                          CANAL ELECTRIC COMPANY

 utility subsidiaries. In general, lenders to the Pool receive a higher rate of return than they otherwise would on such investments, while borrowers pay a lower interest rate than that available from banks. Interest rates on the outstanding borrowings are based on the monthly average rate the Company would otherwise have to pay banks, less one-half the difference between that rate and the monthly average U.S. Treasury Bill weekly auction rate. The borrowings are for a period of less than one year and are payable upon demand. Rates on these borrowings averaged 5.8% and 4.3% in 1995 and 1994, respectively. The Company notes payable to the Pool of $5,310,000 at December 31, 1995 and had no notes payable to the Pool at December 31, 1994.

       (d) Disclosures About Fair Value of Financial Instruments

       The fair value of certain financial instruments included in the accompanying balance sheets as of December 31, 1995 and 1994 are as follows:

                                1995                 1994
                                   (Dollars in Thousands)

                         Carrying    Fair      Carrying    Fair
                           Value    Value        Value    Value

     Long-term Debt       $88 091  $105 197     $88 823   $91 020

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

(5)    Commitments and Contingencies

       (a) Construction

       The Company is engaged in a continuous construction program presently estimated at $57.2 million for the five-year period 1996 through 2000. Of that amount, $19.1 million is estimated for 1996. The program is subject to periodic review and revision because of factors such as changes in business conditions, rates of customer growth, effects of inflation, maintenance of reliable and safe service, equipment delivery schedules, licensing delays, availability, and cost of capital and environmental factors. The Company expects to finance these expenditures on an interim basis with internally generated funds and short-term borrowings that are ultimately expected to be repaid with proceeds from sales of long-term debt and equity securities.

       (b) Seabrook Nuclear Power Plant

       The system's 3.52% interest in the Seabrook nuclear power plant is owned by the Company to provide for a portion of the capacity and energy needs of Cambridge and Commonwealth Electric. The Company is recovering 100% of its Seabrook 1 investment through power contracts pursuant to FERC

<PAGE 28>

                          CANAL ELECTRIC COMPANY

 approval.

       Pertinent information with respect to the Company's joint-ownership interest in Seabrook 1 and information relating to operating expenses which are included in the accompanying financial statements, are as follows:

                                       1995              1994
                                       (Dollars in Thousands)

     Utility plant-in-service        $232 547          $232 374
     Nuclear fuel                      20 138            18 500
     Accumulated depreciation
       and amortization               (50 230)          (41 654)
     Construction work in progress        946               651
                                     $203 401          $209 871

                                    1995      1994        1993
                                       (Dollars in Thousands)
     Operating expenses:
      Fuel                       $ 2 353    $ 1 939     $ 3 853
      Other operation              4 292      4 340       4 580
      Maintenance                  1 376      1 688         893
      Depreciation                 6 542      6 531       6 522
      Amortization                 1 319      1 320       1 319
                                 $15 882    $15 818     $17 167

       Plant capacity (MW)         1,150       In-service date    1990
       Canal's share:                          Operating license
        Percent interest            3.52%       expiration date   2026
        Entitlement (MW)            40.5

       The Company and the other joint-owners have established a decommissioning fund to cover decommissioning costs. The estimated cost to decommission the plant is $431.6 million in current dollars. The Company's share of this liability (approximately $15.2 million), less its share of the market value of the assets held in a decommissioning trust (approximately $1.5 million), is approximately $13.7 million at December 31, 1995.

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

(6)    Dividend Restriction

       At December 31, 1995, approximately $41,683,000 of retained earnings was restricted against the payment of cash dividends by terms of the Indenture of Trust securing long-term debt.

<PAGE 29>

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

       Components of pension expense and related assumptions to develop pension expense were as follows:

                                       1995      1994     1993
                                        (Dollars in Thousands)

 Service cost                        $   435   $   457  $   384
 Interest cost                         1 151       995      960
 Return on plan assets - (gain)/loss  (3 113)      220   (1 741)
 Net amortization and deferral         2 045    (1 139)     913
 Total pension expense                   518       533      516
 Transfers from affiliates, net          324       279      270
 Less: Amounts capitalized and other     193       181      160
 Net pension expense                 $   649   $   631  $   626


 Discount rate                         8.50%     7.25%    8.50%
 Assumed rate of return                9.00      8.50     8.50
 Rate of increase in future
   compensation                        5.00      4.50     5.50

     Pension expense reflects the use of the projected unit credit method which is also the actuarial cost method used in determining future funding of the plan. The funded status of the Company's pension plan (using a measurement date of December 31) is as follows:

                                              1995        1994
                                           (Dollars in Thousands)
 Accumulated benefit obligation:
       Vested                              $(10 208)    $ (8 698)
       Nonvested                             (1 910)      (1 641)
                                           $(12 118)    $(10 339)

 Projected benefit obligation              $(15 287)    $(12 579)
 Plan assets at fair market value            15 452       12 479
 Projected benefit obligation
    (greater) less than plan assets             165         (100)
 Unamortized transition obligation              102          120
 Unrecognized prior service cost                534          588
 Unrecognized gain                           (1 239)      (1 057)
 Accrued pension liability                 $   (438)    $   (449)

<PAGE 30>

                          CANAL ELECTRIC COMPANY

       The following actuarial assumptions were used in determining the plan's year-end funded status:
                                              1995        1994

 Discount rate                                7.25%       8.50%
 Rate of increase in future compensation      4.25        5.00

       Plan assets consist primarily of fixed-income and equity securities. Fluctuations in the fair market value of plan assets will affect pension expense in future years.

       (b) Other Postretirement Benefits

       Historically, the Company provided postretirement health care and life insurance benefits to eligible retired employees. Employees became eligible for these benefits if their age plus years of service at retirement equaled 75 or more. However, as of January 1, 1993, the Company eliminated postretirement health care benefits for those non-bargaining employees who were less than 40 years of age or had less than 12 years of service at that date.

       The Company adopted the provisions of Statement of Financial Accounting Standards No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions" (SFAS No. 106) as of January 1, 1993 and the cumulative effect of implementation of SFAS No. 106 was approximately $5 million, which is being amortized over 20 years. Prior to 1993, the cost of postretirement benefits was recognized as the benefits were paid.

       The Company makes contributions to various voluntary employees' beneficiary association (VEBA) trusts that were established pursuant to section 501(c)(9) of the Internal Revenue Code (the Code). The Company also makes contributions to a subaccount of its pension plan pursuant to section 401(h) of the Code to satisfy a portion of its postretirement benefit obligation. The Company contributed approximately $693,000, $740,000 and $684,000 to these trusts during 1995, 1994 and 1993, respectively.

       The net periodic postretirement benefit cost for the years ended December 31, 1995, 1994 and 1993 includes the following components and related assumptions:
                                             1995     1994     1993
                                              (Dollars in Thousands)

    Service cost                           $  131    $ 164    $ 169
    Interest cost                             441      409      428
    Return on plan assets                    (383)     (11)     (35)
    Amortization of transition
      obligation over 20 years                248      248      249
    Net amortization and deferral             261      (66)       1
    Total postretirement benefit cost         698      744      812
    Transfers from affiliates, net            447      426      374
    Less: Amounts capitalized and other       867      892      857
      Net postretirement benefit cost      $  278    $ 278    $ 329

<PAGE 31>

                          CANAL ELECTRIC COMPANY

                                             1995     1994     1993

    Discount rate                            8.50%    7.25%    8.50%
    Assumed rate of return                   9.00     8.50     8.50
    Rate of increase in future compensation  5.00     4.50     4.50

    The funded status of the Company's postretirement benefit plan using a measurement date of December 31, 1995 and 1994 is as follows:

                                                      1995       1994
                                                    (Dollars in Thousands)
    Accumulated postretirement benefit obligation:
      Retirees                                      $(2 829)  $(2 710)
      Fully eligible active plan participants        (1 028)     (553)
      Other active plan participants                 (2 409)   (2 250)
                                                     (6 266)   (5 513)
    Plan assets at fair market value                  2 048     1 187
    Accumulated postretirement benefit obligation
      greater than plan assets                       (4 218)   (4 326)
    Unamortized transition obligation                 4 226     4 474
    Unrecognized gain                                    (8)     (148)
                                                    $   -     $   -

    The following actuarial assumptions were used in determining the plan's estimated accumulated postretirement benefit obligation (APBO) and the funded status for 1995 and 1994:
                                                      1995       1994

    Discount rate                                     7.25%      8.50%
    Rate of increase in future compensation           4.25       5.00
    Medicare part B premiums                         12.20      12.30
    Medical care                                      8.00       8.50
    Dental care                                       5.00       5.00

    The above rates, with the exception of the dental rate, which remains constant, decrease to five percent in the year 2007 and remain at that level thereafter. A one percent change in the medical trend rate would have an $87,000 impact on the Company's annual expense and would change the APBO by approximately $834,000.

    Plan assets consist primarily of fixed-income and equity securities. Fluctuations in the fair market value of plan assets will affect postretirement benefit expense in future years.

    In February 1996, FERC accepted for filing rate schedules that provide for the recovery of the Company's SFAS No. 106 expense effective with its March 1996 contract billings, including the recovery of previously deferred costs over a six-month period.

    (c) Savings Plan

    The Company has an Employees Savings Plan that provides for Company contributions equal to contributions by eligible employees up to four percent of each employee's compensation rate. Effective January 1, 1993, the rate was increased to five percent for those employees no longer

<PAGE 32>

                          CANAL ELECTRIC COMPANY

eligible for postretirement health benefits. The Company's contribution was $258,000 in 1995, $250,000 in 1994 and $234,000 in 1993.

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

    Future minimum lease payments, by period and in the aggregate, of capital leases and noncancelable operating leases consisted of the following at December 31, 1995:
                                     Operating Leases  Capital Leases
                                          (Dollars in Thousands)

 1996                                    $  468        $ 1 997
 1997                                       468          1 932
 1998                                       424          1 869
 1999                                       412          1 806
 2000                                       412          1 744
 Beyond 2000                              1 181         20 671
 Total future minimum lease payments     $3 365         30 019
 Less:Estimated interest element
   included therein                                     16 891
 Estimated present value of future
   minimum lease payments                              $13 128

       Total rent expense for all operating leases, except those with terms of a month or less, amounted to $431,000 in 1995, $421,000 in 1994 and $438,000 in 1993. There were no contingent rentals and no sublease rentals for the years 1995, 1994 and 1993.

<PAGE 33>

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

(a) 2.   Index to Financial Statement Schedules

     Filed herewith at page indicated are financial statement schedules of the Company:

     Schedule I - Investments in, Equity Earnings of, and Dividends Received from Related Parties - Years Ended December 31, 1995, 1994 and 1993 (page 41).

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

                               Exhibit Index

Exhibit 3.Articles of incorporation and by-laws.

 3.1. Articles of incorporation of CEC (Exhibit 1 to CEC's 1990 Form 10-K, File No. 2-30057).

 3.2. By-laws of CEC, as amended (Exhibit 2 to the CEC 1990 Form 10-K, File No. 2-30057).

<PAGE 34>

                          CANAL ELECTRIC COMPANY

Exhibit 4.Instruments defining the rights of security holders, including indentures

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

<PAGE 35>

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

<PAGE 36>

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

10.1.10.2 Amendment to 10.1.10 as amended, and restated, June 1, 1993, henceforth referred to as the Capacity Acquisition and Disposition Agreement, whereby CEC, as agent, in addition to acquiring power may also sell bulk electric power which CEL and/or CE owns or otherwise has the right to sell (Exhibit 1 to the CEC Form 10-Q (September 1993), File No. 2-30057).

10.1.10.3 Capacity Disposition Commitment dated June 25, 1993 by and between CEC (Unit 2) and CE for the sale of a portion of CE's entitlement in Unit 2 to Green Mountain Power Corporation (Exhibit 1 to the CEC Form 10-Q (September 1993), File No. 2-30057).

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

<PAGE 37>

                          CANAL ELECTRIC COMPANY

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

<PAGE 38>

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

<PAGE 39>

                          CANAL ELECTRIC COMPANY

10.1.23 Power Exchange Contract, dated March 24, 1993, between New England Power Company (NEP) and CEC for an exchange of unit capacity in which NEP will purchase 20 MW of CEC's Unit 2 capacity in exchange for CEC's purchase of 20 MW of NEP's Bear Swamp Units 1 and 2 (10 MW per unit) commencing May 31, 1993 through April 28, 1997 and NEP will purchase 50 MW of CEC's Unit 2 capacity in exchange for CEC's purchase of 50 MW of NEP's Bear Swamp Units 1 and 2 (25 MW per unit) commencing November 1, 1993 through April 28, 1997 (Exhibit 1 to the CEC Form 10-Q (March 1993), File No. 2-30057).

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

<PAGE 40>

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

Filed herewith:

Exhibit 27.
          Financial Data Schedule for the year ended December 31, 1995 (Filed herewith as Exhibit 1)

(b) Reports on Form 8-K

          No reports on Form 8-K were filed during the three months ended December 31, 1995.

<PAGE 41>

                                                                                  SCHEDULE I
                                        CANAL ELECTRIC COMPANY
                                  INVESTMENTS IN, EQUITY EARNINGS OF,
                              AND DIVIDENDS RECEIVED FROM RELATED PARTIES
                         FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                                        (Dollars in Thousands)
                                   Investment                                       Investment
                                    Balance                                           Balance
Description of Investment and     Beginning of               Equity     Dividends     End of
Name of Issuer                        Year      Shares      Earnings    Received        Year
New England/Hydro-Quebec Phase II
HVDC Transmission Project -
                                                        YEAR ENDED DECEMBER 31, 1995
 New England Hydro-Transmission
   Electric Company, Inc.          $ 2 313      136 656      $  328       $  615      $2 026

 New England Hydro-Transmission
   Corporation                       1 489      734.526         211          354       1 346
     Total                         $ 3 802                   $  539       $  969      $3 372
                                                        YEAR ENDED DECEMBER 31, 1994
 New England Hydro-Transmission
   Electric Company, Inc.          $ 2 408      136 656      $  314       $  409      $2 313

 New England Hydro-Transmission
   Corporation                       1 453      785.772         193          157       1 489
     Total                         $ 3 861                   $  507       $  566      $3 802
                                                        YEAR ENDED DECEMBER 31, 1993
 New England Hydro-Transmission
   Electric Company, Inc.          $ 2 580      136 656      $  361       $  533      $2 408

 New England Hydro-Transmission
   Corporation                       1 590      785.772         212          349       1 453
     Total                         $ 4 170                   $  573       $  882      $3 861

In 1995, New England Hydro-Transmission Corporation repurchased 6.52% of their outstanding shares at
$1,834.62 per share.  The Company received $94,017 for the repurchase of 51.246 shares, and has included this amount with dividends.

<PAGE 42>

                          CANAL ELECTRIC COMPANY

                   FORM 10-K          DECEMBER 31, 1995

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

Principal Executive Officers:

WILLIAM G. POIST                                     March 28, 1996
William G. Poist,
Chairman of the Board and
Chief Executive Officer

R. D. WRIGHT                                         March 29, 1996
Russell D. Wright,
President and Chief Operating Officer

Principal Financial Officer:

JAMES D. RAPPOLI                                     March 28, 1996
James D. Rappoli
Financial Vice President and Treasurer


A majority of the Board of Directors:

WILLIAM G. POIST                                     March 28, 1996
William G. Poist, Director

R. D. WRIGHT                                         March 29, 1996
Russell D. Wright, Director

JAMES D. RAPPOLI                                     March 28, 1996
James D. Rappoli, Director