Form 10-Q
period 1996-03-31
CANAL ELECTRIC CO
filed 1996-05-14
CIK 16906

<PAGE 1>

            UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                      Washington, D. C. 20549-1004

                                Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1996

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

                                                Outstanding at
          Class of Common Stock                   May 1, 1996
       Common Stock, $25 par value             1,523,200 shares

The Company meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q as a wholly-owned subsidiary and is therefore filing this Form with the reduced disclosure format.

<PAGE 2>

                     PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                         CANAL ELECTRIC COMPANY

                        CONDENSED BALANCE SHEETS

                  MARCH 31, 1996 AND DECEMBER 31, 1995

                                 ASSETS

                               (Unaudited)




                                               March 31,   December 31,
                                                 1996          1995
                                                (Dollars in Thousands)

PROPERTY, PLANT AND EQUIPMENT, at original cost$436 521      $436 531
   Less -  Accumulated depreciation and
           amortization                        168 231        163 929
                                               268 290        272 602
   Add  -  Construction work in progress         7 142          5 759
           Nuclear fuel in process                 132            122
                                               275 564        278 483

LEASED PROPERTY, net                            12 983         13 128

INVESTMENTS
   Equity in corporate joint venture             3 508          3 372

CURRENT ASSETS
   Cash                                             13             12
   Accounts receivable-
     Affiliated companies                        7 720          9 282
     Other                                       7 032          9 520
   Electric production fuel oil                    692            762
   Prepaid property taxes                          437            874
   Other                                         2 637          3 435
                                                18 531         23 885

DEFERRED CHARGES
   Seabrook 1                                    6 127          6 436
   Seabrook 2                                    2 868          3 343
   Other                                        20 755         20 813
                                                29 750         30 592

                                              $340 336       $349 460

<PAGE 3>

                         CANAL ELECTRIC COMPANY

                        CONDENSED BALANCE SHEETS

                  MARCH 31, 1996 AND DECEMBER 31, 1995

                     CAPITALIZATION AND LIABILITIES

                               (Unaudited)

                                               March 31,   December 31,
                                                 1996          1995
                                                (Dollars in Thousands)
CAPITALIZATION
  Common Equity -
    Common stock, $25 par value -
      Authorized - 2,328,200 shares
      Outstanding - 1,523,200 shares,
       wholly-owned by Commonwealth
       Energy System (Parent)                 $ 38 080       $ 38 080
    Amounts paid in excess of par value          8 321          8 321
    Retained earnings                           53 201         52 070
                                                99 602         98 471
  Long-term debt, including premiums, less
    current sinking fund requirements           83 947         83 941
                                               183 549        182 412

CAPITAL LEASE OBLIGATIONS                       12 403         12 547

CURRENT LIABILITIES
  Interim Financing -
    Notes payable to banks                       9 575         23 425
    Advances from affiliates                    18 470          5 865
    Maturing long-term debt                      3 040          3 230
                                                31 085         32 520
  Other Current Liabilities -
    Current sinking fund requirements              920            920
    Accounts payable -
      Affiliated companies                       1 486          2 049
      Other                                     10 945         19 757
    Accrued taxes -
      Income                                     4 330          3 159
      Local property and other                     813            855
    Capital lease obligations                      580            581
    Accrued interest and other                   4 139          3 608
                                                23 213         30 929
                                                54 298         63 449
DEFERRED CREDITS
  Accumulated deferred income taxes             72 678         72 914
  Unamortized investment tax credits and other  17 408         18 138
                                                90 086         91 052

COMMITMENTS AND CONTINGENCIES
                                              $340 336       $349 460

                         See accompanying notes.

<PAGE 4>

                         CANAL ELECTRIC COMPANY

          CONDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS

           FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                               (Unaudited)


                                              1996       1995
                                           (Dollars in Thousands)
ELECTRIC OPERATING REVENUES
   Sales to affiliated companies            $27 746     $24 944
   Sales to non-affiliated companies         20 175       8 473
                                             47 921      33 417

OPERATING EXPENSES
   Fuel used in production                   22 961       7 823
   Electricity purchased for resale           1 937       4 411
   Other operation and maintenance            8 948       8 687
   Depreciation                               4 546       3 823
   Taxes -
     Income                                   3 085       2 028
     Local property                             696         729
     Payroll and other                          231         215
                                             42 404      27 716

OPERATING INCOME                              5 517       5 701

OTHER INCOME                                  1 944           9

INCOME BEFORE INTEREST CHARGES                7 461       5 710

INTEREST CHARGES
   Long-term debt                             2 049       2 062
   Other interest charges                       473         416
   Allowance for borrowed funds
     used during construction                   (30)       (100)
                                              2 492       2 378

NET INCOME                                    4 969       3 332

RETAINED EARNINGS -
   Beginning of period                       52 070      51 647
   Dividends on common stock                 (3 838)     (3 427)

RETAINED EARNINGS -
   End of period                            $53 201     $51 552


                         See accompanying notes.

<PAGE 5>

                         CANAL ELECTRIC COMPANY

                   CONDENSED STATEMENTS OF CASH FLOWS

           FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                               (Unaudited)


                                                  1996          1995
                                                (Dollars in Thousands)

OPERATING ACTIVITIES
  Net income                                    $ 4 969       $ 3 332
  Effects of noncash items -
    Depreciation and amortization                 5 707         5 225
    Deferred income taxes and investment
      tax credits, net                             (411)         (131)
    Earnings from corporate joint venture          (136)         (129)
  Dividends from corporate joint venture            -             273
  Change in working capital, exclusive of cash
    and interim financing                        (2 361)         (695)
  All other operating items                        (716)       (1 493)
Net cash provided by operating activities         7 052         6 382

INVESTING ACTIVITIES
  Additions to property, plant and equipment
    (exclusive of AFUDC)                         (1 754)       (1 286)
  Allowance for borrowed funds used
    during construction                             (30)         (100)
Net cash used for investing activities           (1 784)       (1 386)

FINANCING ACTIVITIES
  Payment of short-term borrowings              (13 850)      (11 325)
  Payment of dividends                           (3 838)       (3 427)
  Advances from affiliates                       12 605         9 940
  Sinking fund payments                            (184)         (183)
Net cash used for financing activities           (5 267)       (4 995)

Net increase in cash                                  1             1
Cash at beginning of period                          12            12
Cash at end of period                           $    13       $    13


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period for:
    Interest (net of capitalized amounts)       $ 2 072        $1 846
    Income taxes                                $ 1 189        $  392





                         See accompanying notes.

<PAGE 6>

                         CANAL ELECTRIC COMPANY

                 NOTES TO CONDENSED FINANCIAL STATEMENTS

(1)     General Information

        Canal Electric Company (the Company) is a wholly-owned subsidiary of Commonwealth Energy System. The parent company is referred to in this report as the "System" and together with its subsidiaries is collectively referred to as "the system." The System is an exempt public utility holding company under the provisions of the Public Utility Holding Company Act of 1935 and, in addition to its investment in the Company, has interests in other utility and several non-regulated companies.

(2)     Accounting Policies

        The Company's significant accounting policies are described in Note 2 of Notes to Financial Statements included in its 1995 Annual Report on Form 10-K filed with the Securities and Exchange Commission. For interim reporting purposes, the Company follows these same basic accounting policies but considers each interim period as an integral part of an annual period and makes allocations of certain expenses to interim periods based upon estimates of such expenses for the year.

        The Company is regulated as to rates, accounting and other matters by various authorities, including the Federal Energy Regulatory Commission
   (FERC) and the Massachusetts Department of Public Utilities (DPU).

        Based on the current regulatory framework, the Company accounts for the economic effects of regulation in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." The Company has established various regulatory assets in cases where the FERC has permitted or is expected to permit recovery of specific costs over time. On January 1, 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 imposes stricter criteria for regulatory assets by requiring that such assets be probable of future recovery at each balance sheet date. As of March 31, 1996, SFAS No. 121 did not have an impact on its financial position or results of operations. However, this result may change as modifications are made in the current regulatory framework pursuant to an electric utility restructuring order issued by the DPU in August 1995.

        The principal regulatory assets included in deferred charges at March 31, 1996 and December 31, 1995 were as follows:

                                           March 31,   December 31,
                                             1996          1995
                                             (Dollars in Thousands)

        Seabrook related costs              $ 8 701       $ 9 511
        Deferred income taxes                14 147        14 106
        Postretirement benefit costs          1 523         1 774
          Total regulatory assets           $24 371       $25 391

<PAGE 7>

                         CANAL ELECTRIC COMPANY

        Generally, expenses which benefit more than one interim period are allocated to other periods to more appropriately match revenues and expenses. Income tax expense is recorded using the statutory rates in effect applied to book income subject to tax recorded in the interim period.

        The unaudited financial statements for the periods ended March 31, 1996 and 1995, reflect, in the opinion of the Company, all adjustments (consisting of only normal recurring accruals) necessary to summarize fairly the results for such periods. In addition, certain prior period amounts are reclassified from time to time to conform with the presentation used in the current period's financial statements.

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

(3)     Commitments and Contingencies

        Construction

        The Company is engaged in a continuous construction program presently estimated at $57.2 million for the five-year period 1996 through 2000. Of that amount, $19.1 million is estimated for 1996. As of March 31, 1996, construction expenditures, including an allowance for funds used during construction, amounted to approximately $1.8 million. The program is subject to periodic review and revision because of factors such as changes in business conditions, rates of customer growth, effects of inflation, maintenance of reliable and safe service, equipment delivery schedules, licensing delays, availability, and cost of capital and environmental factors. The Company expects to finance these expenditures with internally generated funds and short-term borrowings.

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

      A summary of the period to period changes in the principal items included in the condensed statements of income for the three months ended March 31, 1996 and 1995 and unit sales for these periods is shown below:

                                                 Three Months
                                                Ended March 31,
                                                 1996 and 1995
                                              Increase (Decrease)
                                            (Dollars in Thousands)

Electric Operating Revenues                  $ 14 504   43.4%

Operating Expenses -
   Fuel used in production                     15 138   193.5
   Electricity purchased for resale            (2 474)  (56.1)
   Other operation and maintenance                261     3.0
   Depreciation                                   723    18.9
   Taxes -
     Federal and state income                   1 057    52.1
     Local property and other                     (17)   (1.8)
                                               14 688    53.0

Operating Income                                 (184)   (3.2)

Other Income                                    1 935  21 500

Income Before Interest Charges                  1 751    30.7

Interest Charges                                  114     4.8

Net Income                                   $  1 637    49.1

Unit Sales (MWH) Increase                     429 927   102.4


     The following is a summary of unit sales for the periods indicated:

                                       Unit Sales (MWH)
Three Months                        Purchased
   Ended         Unit 1   Unit 2    For Resale  Seabrook 1   Total
March 31, 1996 571 299  135 094       66 651     76 699     849 743
March 31, 1995     -    243 940       87 842     88 034     419 816

<PAGE 9>

                         CANAL ELECTRIC COMPANY

   Revenue, Fuel and Purchased Power

        Operating revenues for the first quarter of 1996 increased $14.5 million or 43.4% due primarily to a substantial increase in unit sales that reflects a combination of both scheduled and unscheduled maintenance which kept Unit 1 out of service for the entire first quarter of last year. The change in unit sales during the quarter also reflects the decreased availability of Unit 2 reflecting the timing of scheduled maintenance and a lower level of purchases made on behalf of affiliated retail distribution companies.

        The significant increase in fuel used in production reflects the impact of the aforementioned Unit 1 outage during the entire first quarter of 1995, coupled with an increase in the cost of oil. Fuel, purchased power and transmission costs represented approximately 54% and 39% of operating revenues in the first quarter of 1996 and 1995, respectively, and averaged 3 cents per KWH in the current period as compared to 3.1 cents per KWH for the corresponding period of last year.

   Other Operating Expenses

        Other operation and maintenance increased by 3% due to an increase in insurance and benefit costs ($552,000) and the increased availability of Unit 1, offset in part by lower maintenance costs related to Units 1 and 2 (approximately $900,000). The 18.9% increase in depreciation expense reflects a higher level of plant-in-service. Federal and state income taxes increased due to a higher level of pretax income.

   Other Income and Interest Charges

        The significant increase in other income during the current three-month period was primarily due to the reversal of a reserve that had been established for costs associated with postretirement benefits (approx-imately $1.8 million) following Federal Energy Regulatory Commission acceptance of rate schedules which provide for the recovery of these costs over a six-month period which began in March 1996.

        Total interest charges increased 4.8% during the period, despite lower short-term interest rates (which averaged 5.6% as compared to 6.1% during the first quarter of 1995), due to a higher average level of short-term borrowings and a decrease in the debt component of allowance for funds used during construction.

   Regulatory Matters

        Electric Industry Restructuring

        On August 16, 1995, the DPU issued an order calling for the restructuring of the electric utility industry in Massachusetts in order to allow customers more flexibility in choosing their electric service provider and to develop an efficient industry structure and regulatory framework that minimizes long-term costs to consumers while maintaining the safety and reliability of electric services with a minimum impact on the environment. Each of the state's electric utilities, together with other interested parties, participated in this proceeding that initially

<PAGE 10>

                         CANAL ELECTRIC COMPANY

   established a set of principles that would govern the restructuring of the electric industry in Massachusetts.

        In February 1996, certain utilities submitted required proposals detailing how they would plan to move into a competitive market structure. Since that time, the DPU held a generic proceeding that focused on many of the policy issues raised in its original order. On April 12, 1996, Cambridge and Commonwealth Electric, in response to the generic proceeding, filed comments with the DPU on several issues that should be addressed in creating a restructured electric utility industry which, together with comments from other interested parties, provided valuable input to the DPU in its development of proposed rules that were summarized in its order issued on May 1, 1996. The proposed rules, which are subject to public comment and hearings prior to adoption of final rules in October 1996, are based on the following policies:

    (1) An Independent System Operator which: (a) operates the regional transmission system reliably; (b) is independent and unaffiliated with electric companies; and (c) applies comparable transmission rates, terms and conditions to all generators;

    (2) A Power Exchange to manage a competitive bidding pool for short-term power sales;

    (3) Functional separation of electric companies into generation, trans-mission and distribution corporate entities;

    (4) Preservation of discounts for low-income customers, shut-off protec-tions and provision of service to all customers;

    (5) Registration requirements for generation suppliers, including market-ers and aggregators;

    (6) A reasonable opportunity for recovery of stranded costs, including a proposal to protect municipalities from loss of utility property taxes associated with diminished generation plant value;

    (7) Options for phased incentives for electric companies to divest their generation assets to stimulate a robust competitive market;

    (8)  Promotion of environmental goals;

    (9)  Support for energy efficiency and renewable energy resources;

    (10) Encouragement, but not a requirement, for towns with Municipal Electric Companies to participate in the restructured industry;

    (11) A price cap system of economic incentive regulation for the remaining distribution and transmission monopolies;

    (12) Unbundling of rates on bills by January 1, 1997 into separate compo-nents of transmission, distribution and a market proxy for energy costs. Implementation of competitive generation market by January 1, 1998.

<PAGE 11>

                         CANAL ELECTRIC COMPANY

         In its May 1, 1996 order, the DPU acknowledged that it does not have jurisdiction in such areas as environmental regulation and the establishment of an Independent System Operator or a Power Exchange. Federal and state environmental agencies and the Federal Energy Regulatory Commission have the requisite authority in these areas. However, the DPU determined that it was important for it to express its initial views regarding these components of a restructured electric industry.

         In accordance with the DPU's schedule, Cambridge and Commonwealth Electric will file revenue-neutral unbundled rates in October 1996 for effect in January 1997. Also, during 1997, Cambridge and Commonwealth Electric will file their comprehensive restructuring proposal. One element of the proposal (announced on February 15, 1996) would require Cambridge and Commonwealth Electric to voluntarily put their power capacity entitlements (1,140 MW) to a market test in an effort to develop a competitive market whereby customers would have the flexibility of choosing their electric supplier. The proposal calls for the auctioning in a competitive market of entitlements in all twenty-one contracts, including contracts held by Cambridge and Commonwealth Electric involving the Company. The proposal provides for total recovery of the difference between the current market value of Cambridge and Commonwealth Electric's power contracts and their original unavoidable costs. This difference, considered to be a stranded cost, would be recovered through a non-bypassable access charge paid over an appropriate time period by all customers in Cambridge and Commonwealth Electric's service areas. The auction approach has received initial positive reviews from the Common-wealth of Massachusetts Division of Energy Resources and the Office of the Attorney General. Management is unable to predict the ultimate outcome of the overall proceedings or Cambridge and Commonwealth Electric's specific proposal.

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

<PAGE 12>

                         CANAL ELECTRIC COMPANY

                       PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

        None.

Item 5. Other Information

        None.

Item 6. Exhibits and Reports on Form 8-K

    (a) Exhibits

        Exhibit 27 - Financial Data Schedule

        Filed herewith as Exhibit 1 is the Financial Data Schedule for the three months ended March 31, 1996.

    (b) Reports on Form 8-K

        No reports on Form 8-K were filed during the three months ended March 31, 1996.

<PAGE 13>

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




Date:  May 14, 1996