Form 10-Q
period 1996-06-30
CANAL ELECTRIC CO
filed 1996-08-14
CIK 16906

<PAGE 1>

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                         Washington, D. C. 20549-1004

                                   Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1996

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

                                                     Outstanding at
           Class of Common Stock                     August 1, 1996
        Common Stock, $25 par value                 1,523,200 shares

The Company meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q as a wholly-owned subsidiary and is therefore filing this Form with the reduced disclosure format.

<PAGE 2>

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                            CANAL ELECTRIC COMPANY

                           CONDENSED BALANCE SHEETS

                      JUNE 30, 1996 AND DECEMBER 31, 1995

                                    ASSETS

                            (Dollars in thousands)



                                                    June 30,     December 31,
                                                      1996           1995
                                                   (Unaudited)

PROPERTY, PLANT AND EQUIPMENT, at original cost    $435 229        $436 531
  Less -  Accumulated depreciation and
          amortization                              172 303         163 929
                                                    262 926         272 602
  Add  -  Construction work in progress              13 751           5 759
          Nuclear fuel in process                       148             122
                                                    276 825         278 483

LEASED PROPERTY, net                                 12 838          13 128

INVESTMENTS
  Equity in corporate joint venture                   3 430           3 372

CURRENT ASSETS
  Cash                                                   12              12
  Accounts receivable-
    Affiliated companies                              6 801           9 282
    Other                                             9 815           9 520
  Electric production fuel oil                          664             762
  Prepaid property taxes                                -               874
  Other                                               2 672           3 435
                                                     19 964          23 885

DEFERRED CHARGES
  Seabrook 1                                          5 785           6 436
  Seabrook 2                                          2 393           3 343
  Other                                              19 714          20 813
                                                     27 892          30 592

                                                   $340 949        $349 460

<PAGE 3>

                            CANAL ELECTRIC COMPANY

                           CONDENSED BALANCE SHEETS

                      JUNE 30, 1996 AND DECEMBER 31, 1995

                        CAPITALIZATION AND LIABILITIES

                            (Dollars in thousands)

                                                    June 30,     December 31,
                                                      1996           1995
                                                   (Unaudited)
CAPITALIZATION
  Common Equity -
   Common stock, $25 par value -
     Authorized - 2,328,200 shares
     Outstanding - 1,523,200 shares,
       wholly-owned by Commonwealth
       Energy System (Parent)                      $ 38 080        $ 38 080
   Amounts paid in excess of par value                8 321           8 321
   Retained earnings                                 52 089          52 070
                                                     98 490          98 471
  Long-term debt, including premiums, less
   current sinking fund requirements and
   maturing debt                                     83 954          83 941
                                                    182 444         182 412

CAPITAL LEASE OBLIGATIONS                            12 258          12 547

CURRENT LIABILITIES
  Interim Financing -
   Notes payable to banks                            22 700          23 425
   Advances from affiliates                          14 240           5 865
   Maturing long-term debt                              -             3 230
                                                     36 940          32 520
  Other Current Liabilities -
   Current sinking fund requirements                    350             920
   Accounts payable -
     Affiliated companies                             1 321           2 049
     Other                                           12 915          19 757
   Accrued taxes -
     Income                                           1 143           3 159
     Local property and other                            21             855
   Capital lease obligations                            579             581
   Accrued interest and other                         3 529           3 608
                                                     19 858          30 929
                                                     56 798          63 449
DEFERRED CREDITS
  Accumulated deferred income taxes                  72 397          72 914
  Unamortized investment tax credits and other       17 052          18 138
                                                     89 449          91 052

COMMITMENTS AND CONTINGENCIES
                                                   $340 949        $349 460

                            See accompanying notes.

<PAGE 4>

                            CANAL ELECTRIC COMPANY

             CONDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS

           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                            (Dollars in thousands)
                                  (Unaudited)
                                      Three Months Ended    Six Months Ended
                                        1996      1995        1996     1995
                                                (Dollars in Thousands)

ELECTRIC OPERATING REVENUES
  Sales to affiliated companies       $22 219   $17 815    $ 49 965  $ 42 759
  Sales to non-affiliated companies    18 048    10 223      38 223    18 696
                                       40 267    28 038      88 188    61 455

OPERATING EXPENSES
  Fuel used in production              14 941     8 475      37 902    16 298
  Electricity purchased for resale      1 155     4 100       3 092     8 511
  Other operation and maintenance      10 300    10 405      19 248    19 092
  Depreciation                          4 546     4 292       9 092     8 115
  Taxes -
    Income                              2 399    (5 701)      5 484    (3 673)
    Local property                        537       652       1 233     1 381
    Payroll and other                     192       203         423       418
                                       34 070    22 426      76 474    50 142

OPERATING INCOME                        6 197     5 612      11 714    11 313

OTHER INCOME                              157        69       2 101        78

INCOME BEFORE INTEREST CHARGES          6 354     5 681      13 815    11 391

INTEREST CHARGES
  Long-term debt                        2 006     2 059       4 055     4 121
  Other interest charges                  534       449       1 007       865
  Allowance for borrowed funds
    used during construction              (25)     (185)        (55)     (285)
                                        2 515     2 323       5 007     4 701

NET INCOME                              3 839     3 358       8 808     6 690

RETAINED EARNINGS -
  Beginning of period                  53 201    51 552      52 070    51 647
  Dividends on common stock            (4 951)   (3 199)     (8 789)   (6 626)

RETAINED EARNINGS -
  End of period                       $52 089   $51 711    $ 52 089  $ 51 711


                            See accompanying notes.

<PAGE 5>

                            CANAL ELECTRIC COMPANY

                      CONDENSED STATEMENTS OF CASH FLOWS

                FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                            (Dollars in thousands)
                                  (Unaudited)


                                                       1996           1995
                                                     (Dollars in Thousands)

OPERATING ACTIVITIES
  Net income                                         $ 8 808        $ 6 690
  Effects of noncash items -
   Depreciation and amortization                      11 465         10 852
   Deferred income taxes and investment
     tax credits, net                                   (859)        (4 842)
   Earnings from corporate joint venture                (250)          (258)
  Dividends from corporate joint venture                 192            465
  Change in working capital, exclusive of cash
   and interim financing                              (6 580)        (3 809)
  All other operating items                             (754)        (3 750)
Net cash provided by operating activities             12 022          5 348

INVESTING ACTIVITIES
  Additions to property, plant and equipment
   (exclusive of AFUDC)                               (7 041)       (11 829)
  Allowance for borrowed funds used
   during construction                                   (55)          (285)
Net cash used for investing activities                (7 096)       (12 114)

FINANCING ACTIVITIES
  Proceeds from (payment of) short-term borrowings      (725)         3 925
  Payment of dividends                                (8 789)        (6 626)
  Advances from affiliates                             8 375          9 835
  Long-term debt issue refunded                       (3 420)             -
  Sinking fund payments                                 (367)          (366)
Net cash provided by (used for) financing activities  (4 926)         6 768

Net increase in cash                                       -              2
Cash at beginning of period                               12             12
Cash at end of period                                $    12        $    14


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period for:
   Interest (net of capitalized amounts)             $ 5 042        $ 4 581
   Income taxes                                      $ 8 376        $ 3 131




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

        The Company has 119 regular employees including 91 (76%) who are represented by a collective bargaining agreement which expires in May of 1997.

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

(2)     Significant Accounting Policies

        (a) Principles of Accounting

        Generally, expenses which benefit more than one interim period are allocated to other periods to more appropriately match revenues and expenses. Income tax expense is recorded using the statutory rates in effect applied to book income subject to tax recorded in the interim period.

        The unaudited financial statements for the periods ended June 30, 1996 and 1995, reflect, in the opinion of the Company, all adjustments (consisting of only normal recurring accruals) necessary to summarize fairly the results for such periods. In addition, certain prior period amounts are reclassified from time to time to conform with the presentation used in the current period's financial statements.

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

<PAGE 7>

                            CANAL ELECTRIC COMPANY

        (b) Regulatory Assets

        The Company is regulated as to rates, accounting and other matters by various authorities, including the Federal Energy Regulatory Commission
   (FERC) and the Massachusetts Department of Public Utilities (DPU).

        Based on the current regulatory framework, the Company accounts for the economic effects of regulation in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." The Company has established various regulatory assets in cases where the FERC has permitted or is expected to permit recovery of specific costs over time. On January 1, 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 imposes stricter criteria for regulatory assets by requiring that such assets be probable of future recovery at each balance sheet date. As of June 30, 1996, SFAS No. 121 did not have an impact on its financial position or results of operations. However, this result may change as modifications are made in the current regulatory framework pursuant to electric utility restructuring orders issued by the DPU including a final order that is expected to be issued by the end of 1996. For additional discussion of electric industry restructuring activities, see Management's Discussion and Analysis of Results of Operations.

        The principal regulatory assets included in deferred charges were as follows:

                                               June 30,     December 31,
                                                 1996           1995
                                                 (Dollars in thousands)

        Seabrook related costs                  $ 7 891        $ 9 511
        Deferred income taxes                    14 188         14 106
        Postretirement benefit costs                636          1 774
          Total regulatory assets               $22 715        $25 391


(3)     Commitments and Contingencies

        Construction

        The Company is engaged in a continuous construction program presently estimated at $57.2 million for the five-year period 1996 through 2000. Of that amount, $19.1 million is estimated for 1996. As of June 30, 1996, construction expenditures, including an allowance for funds used during construction, amounted to approximately $7.1 million. The program is subject to periodic review and revision because of factors such as changes in business conditions, rates of customer growth, effects of inflation, maintenance of reliable and safe service, equipment delivery schedules, licensing delays, availability, and cost of capital and environmental factors. The Company expects to finance these expenditures with internally generated funds and short-term borrowings.

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

      A summary of the period to period changes in the principal items included in the condensed statements of income for the three and six months ended June 30, 1996 and 1995 and unit sales for these periods is shown below:

                                     Three Months Ended    Six Months Ended
                                           June 30,           June 30,
                                        1996 and 1995       1996 and 1995
                                              Increase (Decrease)
                                            (Dollars in thousands)

Electric Operating Revenues          $ 12 229    43.6%     $ 26 733    43.5%

Operating Expenses -
  Fuel used in production               6 466    76.3        21 604   132.6
  Electricity purchased for resale     (2 945)  (71.8)       (5 419)  (63.7)
  Other operation and maintenance        (105)   (1.0)          156     0.8
  Depreciation                            254     5.9           977    12.0
  Taxes -
    Federal and state income            8 100   142.1         9 157   249.3
    Local property and other             (126)  (14.7)         (143)   (7.9)
                                       11 644    51.9        26 332    52.5

Operating Income                          585    10.4           401     3.5

Other Income                               88   127.5         2 023 2 593.6

Income Before Interest Charges            673    11.8         2 424    21.3

Interest Charges                          192     8.3           306     6.5

Net Income                           $    481    14.3       $ 2 118    31.7

Unit Sales (MWH) Increase             188 072    46.4       617 999    74.9


                             Three Months Ended          Six Months Ended
                                   June 30,                  June 30,
MWH Unit Sales                  1996 and 1995             1996 and 1995

Canal Unit 1                  483 411         -      1 054 710         -
Canal Unit 2                      -       267 736      135 094     511 676
Seabrook 1                     87 839      77 322      164 538     165 356
Purchased for Resale           21 778      59 898       88 429     147 740
                              593 028     404 956    1 442 771     824 772

<PAGE 9>

                            CANAL ELECTRIC COMPANY

  Revenue, Fuel and Purchased Power

        Operating revenues for the three and six months ended June 30, 1996 increased approximately $12.2 million or 43.6% and $26.7 million or 43.5%, respectively. The increase in both periods was due to higher unit sales and the absence of a refund to customers during the second quarter of 1995 (approximately $7.5 million) reflecting the settlement of certain Seabrook-related tax issues. Also affecting operating revenues in both periods was a decrease in the level of purchases made on behalf of affiliated retail distribution companies.

        The significant increase in unit sales during both current periods was primarily due to the increased availability of Unit 1 which was out of service for the first half of 1995 due to a combination of scheduled maintenance and unscheduled extensive repairs to the turbine. Somewhat offsetting the increase in unit sales was the decreased availability of Unit 2 which was out of service for scheduled maintenance during the entire second quarter of 1996. Also affecting unit sales in both periods was a decrease in purchases made on behalf of affiliated retail distribution companies.

        The significant increase in fuel used in production during the current three and six-month periods reflects the absence of the previously discussed Unit 1 outage which occurred during the first six months of 1995 and higher oil costs. Fuel, purchased power and transmission costs for the current three and six-month periods represented approximately 48% and 42%, respectively, of operating revenues and averaged 2.86 cents and 2.96 cents per KWH, respectively, as compared to 3.31 cents and 3.21 cents per KWH for the same periods of 1995.

  Other Operating Expenses

        Other operation and maintenance decreased 1% during the first six months of 1996 due primarily to a decrease in maintenance costs associated with Unit 1 ($2.5 million) offset by an increase in maintenance related to Unit 2 ($401,000) and higher benefit costs ($1.9 million). During the current quarter other operation and maintenance expense increased by less than 1% as increases in benefit costs ($1.4 million) and maintenance related to Unit 2 ($800,000) were essentially offset by lower maintenance costs ($2.1 million) related to Unit 1. The increase in benefit costs during both current periods is due primarily to the Federal Energy Regulatory Commission's (FERC) acceptance of rate schedules which allow the recovery of previously deferred postretirement benefit costs over a six-month period which began in March. Depreciation expense increased in both current periods due to higher levels of plant-in-service. Federal and state income taxes increased due to the absence of a tax adjustment during the second quarter of 1995 related to the settlement of certain Seabrook-related income tax issues ($7.5 million) and a higher level of pretax income. The decrease in local property and other taxes reflects changes in property assessments.

  Other Income and Interest Charges

        The significant increase in other income during the first half of 1996 was primarily due to the recording of a regulatory asset for costs

<PAGE 10>

                            CANAL ELECTRIC COMPANY

  associated with postretirement benefits (approximately $1.8 million) following FERC acceptance of rate schedules which provide for the recovery of these costs over a six-month period that began in March 1996.

        Total interest charges increased 6.5% for the first six months of 1996 reflecting an increase in short-term interest ($142,000) due to a higher average level of short-term borrowings coupled with a decrease in the debt component of allowance for funds used during construction (AFUDC) ($230,000). During the current quarter, the 8.3% increase in total interest charges includes the effect of higher average short-term borrowings coupled with a decrease in the debt component of AFUDC.

  Regulatory Matters - Electric Industry Restructuring

        On August 16, 1995, the DPU issued an order calling for the restructuring of the electric utility industry in Massachusetts. The DPU's intent is to reduce electric costs to consumers by providing customers with the opportunity to choose their electric power provider while retail electric companies such as Cambridge Electric Light Company and Commonwealth Electric Company continue to provide transmission and distribution services. On May 1, 1996, the DPU issued an order containing proposed rules for implementing electric industry restructuring.

        The proposed rules, which were the subject of public comment and hearings during June and July 1996, provide for:

   (1) the establishment of an independent system operator to operate the regional transmission system;
   (2) a power exchange to manage a competitive bidding pool for short-term power sales;
   (3) functional separation of electric companies into generation, trans-mission and distribution corporate entities;
   (4) preservation of discounts for low-income customers, shut-off protec-tions and provision of service to all customers;
   (5)  registration requirements for generation suppliers;
   (6) options for phased incentives for electric companies to divest their generation assets;
   (7)  promotion of environmental goals;
   (8)  support for energy efficiency and renewable energy resources;
   (9) a price cap system of incentive regulation for the remaining distri-bution and transmission functions;
   (10) unbundling of rates on bills into separate components of transmis-sion, distribution and energy, and implementation of a competitive generation market by January 1, 1998; and
   (11) a reasonable opportunity for recovery of stranded cost.

  On August 9, 1996, the DPU issued an order delaying the issuance of final rules until the end of 1996. The DPU also stated that it will soon issue a revised schedule for electric companies to make company-specific unbundled rate filings.

        Although the DPU has not yet issued its revised rate filing schedule, Cambridge and Commonwealth Electric anticipate filing their revenue-neutral, unbundled rates in early 1997 after the issuance of the DPU's final rules. Also, during 1997, Cambridge and Commonwealth Electric will

<PAGE 11>

                        CANAL ELECTRIC COMPANY

  file their comprehensive restructuring plan. One element of their plan (announced on February 15, 1996) calls for the auctioning, in a competitive market, of their capacity entitlement (1,140 MW) in all of their twenty-one power contracts in an effort to develop a competitive market whereby customers would have the flexibility of choosing their electric supplier. These entitlements include contracts for power held by Cambridge and Commonwealth Electric involving the Company.

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

        None.

Item 5. Other Information

        None.

Item 6. Exhibits and Reports on Form 8-K

   (a)  Exhibits

        Exhibit 27 - Financial Data Schedule

        Filed herewith as Exhibit 1 is the Financial Data Schedule for the six months ended June 30, 1996.

   (b)  Reports on Form 8-K

        No reports on Form 8-K were filed during the three months ended June 30, 1996

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



Date:  August 14, 1996