Form 10-Q
period 1996-09-30
CANAL ELECTRIC CO
filed 1996-11-13
CIK 16906

<PAGE 1>


               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                         Washington, D. C. 20549-1004

                                   Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1996

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

                                                     Outstanding at
           Class of Common Stock                    November 1, 1996
        Common Stock, $25 par value                 1,523,200 shares

The Company meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q as a wholly-owned subsidiary and is therefore filing this Form with the reduced disclosure format.

<PAGE 2>

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                            CANAL ELECTRIC COMPANY

                           CONDENSED BALANCE SHEETS

                   SEPTEMBER 30, 1996 AND DECEMBER 31, 1995

                                    ASSETS

                            (Dollars in thousands)



                                                  September 30,  December 31,
                                                       1996          1995
                                                   (Unaudited)

PROPERTY, PLANT AND EQUIPMENT, at original cost    $448 553        $436 531
  Less -  Accumulated depreciation and
          amortization                              176 582         163 929
                                                    271 971         272 602
  Add  -  Construction work in progress               3 389           5 759
          Nuclear fuel in process                       254             122
                                                    275 614         278 483

LEASED PROPERTY, net                                 12 692          13 128

INVESTMENTS
  Equity in corporate joint venture                   3 421           3 372

CURRENT ASSETS
  Cash                                                  832              12
  Accounts receivable-
    Affiliated companies                              8 476           9 282
    Other                                            10 764           9 520
  Electric production fuel oil                          878             762
  Prepaid property taxes                                -               874
  Other                                               3 683           3 435
                                                     24 633          23 885

DEFERRED CHARGES
  Seabrook 1                                          5 454           6 436
  Seabrook 2                                          1 912           3 343
  Other                                              19 305          20 813
                                                     26 671          30 592

                                                   $343 031        $349 460

<PAGE 3>

                            CANAL ELECTRIC COMPANY

                           CONDENSED BALANCE SHEETS

                   SEPTEMBER 30, 1996 AND DECEMBER 31, 1995

                        CAPITALIZATION AND LIABILITIES

                            (Dollars in thousands)

                                                  September 30,  December 31,
                                                       1996          1995
                                                   (Unaudited)
CAPITALIZATION
  Common Equity -
   Common stock, $25 par value -
     Authorized - 2,328,200 shares
     Outstanding - 1,523,200 shares,
       wholly-owned by Commonwealth
       Energy System (Parent)                      $ 38 080        $ 38 080
   Amounts paid in excess of par value                8 321           8 321
   Retained earnings                                 51 980          52 070
                                                     98 381          98 471
  Long-term debt, including premiums, less
   current sinking fund requirements and
   maturing debt                                     83 611          83 941
                                                    181 992         182 412

CAPITAL LEASE OBLIGATIONS                            12 114          12 547

CURRENT LIABILITIES
  Interim Financing -
   Notes payable to banks                            15 250          23 425
   Advances from affiliates                          14 565           5 865
   Maturing long-term debt                              -             3 230
                                                     29 815          32 520
  Other Current Liabilities -
   Current sinking fund requirements                    350             920
   Accounts payable -
     Affiliated companies                             1 127           2 049
     Other                                           19 884          19 757
   Accrued taxes -
     Income                                           1 289           3 159
     Local property and other                         1 366             855
   Capital lease obligations                            578             581
   Accrued interest and other                         4 106           3 608
                                                     28 700          30 929
                                                     58 515          63 449
DEFERRED CREDITS
  Accumulated deferred income taxes                  71 981          72 914
  Unamortized investment tax credits and other       18 429          18 138
                                                     90 410          91 052

COMMITMENTS AND CONTINGENCIES
                                                   $343 031        $349 460

                            See accompanying notes.

<PAGE 4>

                            CANAL ELECTRIC COMPANY

             CONDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS

        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                            (Dollars in thousands)
                                  (Unaudited)

                                      Three Months Ended    Nine Months Ended
                                        1996      1995        1996     1995

ELECTRIC OPERATING REVENUES
  Sales to affiliated companies       $27 959   $26 710    $ 77 924  $ 69 469
  Sales to non-affiliated companies    19 969    17 182      58 192    35 878
                                       47 928    43 892     136 116   105 347

OPERATING EXPENSES
  Fuel used in production              21 453    16 371      59 355    32 669
  Electricity purchased for resale      2 624     4 013       5 716    12 524
  Other operation and maintenance      10 126    10 222      29 374    29 314
  Depreciation                          4 546     4 292      13 638    12 407
  Taxes -
    Income                              2 277     2 191       7 761    (1 482)
    Local property                        652       710       1 885     2 091
    Payroll and other                     170       176         593       594
                                       41 848    37 975     118 322    88 117

OPERATING INCOME                        6 080     5 917      17 794    17 230

OTHER INCOME                              144        53       2 245       131

INCOME BEFORE INTEREST CHARGES          6 224     5 970      20 039    17 361

INTEREST CHARGES
  Long-term debt                        1 983     2 056       6 038     6 177
  Other interest charges                  567       527       1 574     1 392
  Allowance for borrowed funds
    used during construction              (25)     (247)        (80)     (532)
                                        2 525     2 336       7 532     7 037

NET INCOME                              3 699     3 634      12 507    10 324

RETAINED EARNINGS -
  Beginning of period                  52 089    51 711      52 070    51 647
  Dividends on common stock            (3 808)   (3 046)    (12 597)   (9 672)

  End of period                       $51 980   $52 299    $ 51 980  $ 52 299



                            See accompanying notes.

<PAGE 5>

                            CANAL ELECTRIC COMPANY

                      CONDENSED STATEMENTS OF CASH FLOWS

             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                            (Dollars in thousands)
                                  (Unaudited)


                                                       1996           1995

OPERATING ACTIVITIES
  Net income                                         $12 507        $10 324
  Effects of noncash items -
   Depreciation and amortization                      17 227         16 502
   Deferred income taxes and investment
     tax credits, net                                 (1 312)        (4 931)
   Earnings from corporate joint venture                (380)          (408)
  Dividends from corporate joint venture                 331            559
  Change in working capital, exclusive of cash
   and interim financing                              (1 587)        (2 132)
  All other operating items                              644           (291)
Net cash provided by operating activities             27 430         19 623

INVESTING ACTIVITIES
  Additions to property, plant and equipment
   (exclusive of AFUDC)                              (10 328)       (19 830)
  Allowance for borrowed funds used
   during construction                                   (80)          (532)
Net cash used for investing activities               (10 408)       (20 362)

FINANCING ACTIVITIES
  Proceeds from (payment of) short-term borrowings    (8 175)         5 500
  Payment of dividends                               (12 597)        (9 672)
  Advances from affiliates                             8 700          5 460
  Long-term debt issue refunded                       (3 420)             -
  Sinking fund payments                                 (710)          (549)
Net cash provided by (used for) financing activities (16 202)           739

Net increase in cash                                     820              -
Cash at beginning of period                               12             12
Cash at end of period                                $   832        $    12


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period for:
   Interest (net of capitalized amounts)             $ 7 117        $ 6 388
   Income taxes                                      $10 781        $ 3 081




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

        The Company has 118 regular employees including 91 (77%) represented by a collective bargaining agreement which expires in May 1997.

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

        The unaudited financial statements for the periods ended September 30, 1996 and 1995, reflect, in the opinion of the Company, all adjustments (consisting of only normal recurring accruals) necessary to summarize fairly the results for such periods. In addition, certain prior period amounts are reclassified from time to time to conform with the presentation used in the current period's financial statements.

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

        Based on the current regulatory framework, the Company accounts for the economic effects of regulation in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." The Company has established various regulatory assets in cases where the FERC has permitted or is expected to permit recovery of specific costs over time. On January 1, 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 imposes stricter criteria for regulatory assets by requiring that such assets be probable of future recovery at each balance sheet date. As of September 30, 1996, SFAS No. 121 did not have an impact on the Company's financial position or results of operations. However, this result may change as modifications are made in the current regulatory framework pursuant to electric utility restructuring orders issued by the DPU including a final order that is expected to be issued by the end of 1996. For additional discussion of electric industry restructuring activities, see Management's Discussion and Analysis of Results of Operations.

        The principal regulatory assets included in deferred charges were as follows:

                                            September 30,   December 31,
                                                 1996           1995
                                               (Dollars in thousands)

        Seabrook related costs                $ 7 075          $ 9 511
        Deferred income taxes                  14 229           14 106
        Postretirement benefit costs              -              1 774
          Total regulatory assets             $21 304          $25 391


(3)     Commitments and Contingencies

        Construction

        The Company is engaged in a continuous construction program presently estimated at $57.2 million for the five-year period 1996 through 2000. Of that amount, $19.1 million is estimated for 1996. As of September 30, 1996, construction expenditures, including an allowance for funds used during construction, amounted to approximately $10.4 million. The program is subject to periodic review and revision because of factors such as changes in business conditions, rates of customer growth, effects of inflation, maintenance of reliable and safe service, equipment delivery schedules, licensing delays, availability and cost of capital and environmental factors. The Company expects to finance these expenditures with internally generated funds and short-term borrowings.

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

      A summary of the period to period changes in the principal items included in the condensed statements of income for the three and nine months ended September 30, 1996 and 1995 and unit sales for these periods is shown below:

                                     Three Months Ended   Nine Months Ended
                                        September 30,       September 30,
                                        1996 and 1995       1996 and 1995
                                              Increase (Decrease)
                                            (Dollars in thousands)

Electric Operating Revenues          $  4 036     9.2%     $ 30 769    29.2%

Operating Expenses -
  Fuel used in production               5 082    31.0        26 686    81.7
  Electricity purchased for resale     (1 389)  (34.6)       (6 808)  (54.4)
  Other operation and maintenance         (96)   (0.9)           60     0.2
  Depreciation                            254     5.9         1 231     9.9
  Taxes -
    Federal and state income               86     3.9         9 243   623.7
    Local property and other              (64)   (7.2)         (207)   (7.7)
                                        3 873    10.2        30 205    34.3

Operating Income                          163     2.8           564     3.3

Other Income                               91   171.7         2 114 1 613.7

Income Before Interest Charges            254     4.3         2 678    15.4

Interest Charges                          189     8.1           495     7.0

Net Income                           $     65     1.8       $ 2 183    21.1

Unit Sales (MWH) Increase             161 651    20.5       779 650    48.3


                             Three Months Ended         Nine Months Ended
                                September 30,             September 30,
MWH Unit Sales                  1996 and 1995             1996 and 1995

Canal Unit 1                  628 128     438 166    1 682 838     438 166
Canal Unit 2                  147 320     180 325      282 414     692 001
Seabrook 1                     90 429      80 901      254 967     246 257
Purchased for Resale           84 907      89 741      173 336     237 481
                              950 784     789 133    2 393 555   1 613 905

<PAGE 9>

                            CANAL ELECTRIC COMPANY

  Revenue, Fuel and Purchased Power

        Operating revenues for the three and nine months ended September 30, 1996 increased approximately $4 million or 9.2% and $30.8 million or 29.2%, respectively. The increase in both periods includes higher unit sales and, during the nine months, reflects the absence of a refund to customers during the second quarter of 1995 (approximately $7.5 million) due to the settlement of certain Seabrook-related tax issues. Also affecting operating revenues in both periods was a decrease in the level of purchases made on behalf of affiliated retail distribution companies.

        Unit sales increased during both current periods primarily due to the increased availability of Unit 1 which was out of service for the first seven months of 1995 due to a combination of scheduled maintenance and unscheduled repairs to the turbine. Somewhat offsetting the increase in unit sales was the decreased availability of Unit 2 which returned to service in mid-August 1996, following approximately five months of scheduled maintenance. Also affecting unit sales in both periods was the decrease in purchases made on behalf of affiliated retail distribution companies.

        The significant increase in fuel used in production during the current three and nine-month periods reflects the impact of the previously discussed Unit 1 outage during the first seven months of 1995 and higher oil costs. Fuel, purchased power and transmission costs for the current three and nine-month periods represented approximately 52% and 50%, respectively, of operating revenues and averaged 2.62 cents and 2.82 cents per KWH, respectively, as compared to 2.69 cents and 2.96 cents per KWH for the same periods a year ago.

  Other Operating Expenses

        During the first nine months of 1996 other operation and maintenance was virtually unchanged as a decrease in maintenance costs associated with Unit 1 ($3.8 million) was offset by an increase in maintenance related to Unit 2 ($1 million) and higher benefit costs ($2.8 million). Other operation and maintenance expense decreased by less than 1% during the current quarter as increases in benefit costs ($900,000) and maintenance related to Unit 2 ($600,000) were virtually offset by lower maintenance costs ($1.3 million) related to Unit 1. The increase in benefit costs during both current periods was due primarily to the Federal Energy Regulatory Commission's (FERC) acceptance of rate schedules which allow the recovery of previously deferred postretirement benefit costs over a six-month period which began in March. Depreciation expense increased in both current periods due to higher levels of plant-in-service. Federal and state income taxes increased during the nine-month period due to the absence of a tax adjustment during the second quarter of 1995 that related to the settlement of certain Seabrook-related income tax issues ($7.5 million) and a higher level of pretax income. The decrease in local property and other taxes reflects changes in property assessments.

  Other Income and Interest Charges

        The significant increase in other income during the first nine months of 1996 was primarily due to the recording of a regulatory asset for costs

<PAGE 10>

                            CANAL ELECTRIC COMPANY

  associated with postretirement benefits (approximately $1.8 million) following FERC acceptance of rate schedules which provide for the recovery of these costs over a six-month period that began in March 1996.

        Total interest charges increased 8.1% and 7% during the current three and nine-month periods, respectively, reflecting an increase in short-term interest due to a higher average level of short-term borrowings coupled with a decrease in the debt component of allowance for funds used during construction, partially offset by lower long-term interest reflecting the retirement of Series A First Mortgage Bonds during the second quarter.

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

  On August 9, 1996, the DPU issued an order delaying the issuance of final rules until the end of 1996. The DPU also stated that it will issue a revised schedule for electric companies to make company-specific unbundled rate filings.

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

  Canal Unit 2

        September 30, 1996 marked the completion of a two and one-half year project that will enable Unit 2 to burn natural gas, or a combination of gas and oil, up to 250 days each year, while maintaining the ability to burn only fuel oil the remainder of the year. The ability to burn natural gas in combination with fuel oil will reduce overall emissions by 25%. The $23 million project included the construction of a 1,400 foot pipeline under the Cape Cod Canal and a four and one-half mile pipeline through the adjacent town of Bourne, MA.

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

        None.

Item 5. Other Information

        None.

Item 6. Exhibits and Reports on Form 8-K

   (a)  Exhibits

        Exhibit 27 - Financial Data Schedule

        Filed herewith as Exhibit 1 is the Financial Data Schedule for the nine months ended September 30, 1996.

   (b)  Reports on Form 8-K

        No reports on Form 8-K were filed during the three months ended September 30, 1996

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



Date:  November 13, 1996