Form 10-K
period 1996-12-31
CANAL ELECTRIC CO
filed 1997-03-31
CIK 16906

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

      For the fiscal year ended December 31, 1996

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

                                               Outstanding at
           Class of Common Stock               March 15, 1997
Common Stock, $25 par value                   1,523,200 shares

The Company meets the conditions set forth in General Instruction J(1)(a) and
(b) of Form 10-K as a wholly-owned subsidiary and is therefore filing this Form with the reduced disclosure format.

Documents Incorporated by Reference           Part in Form 10-K
                None                           Not Applicable

List of Exhibits begins on page 32 of this report.

<PAGE 2>

                            CANAL ELECTRIC COMPANY
                         FORM 10-K  DECEMBER 31, 1996

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

      The Company's generating station is located in Sandwich, Massachusetts at the eastern end of the Cape Cod Canal. The station consists of two electric generating units: Canal Unit 1 is an oil-fired facility with a rated capacity of 569 MW, wholly-owned by the Company; and Canal Unit 2 which was converted to dual-fuel capability (oil and natural gas) in 1996, with a rated capacity of 580 MW, jointly-owned by the Company and Montaup Electric Company (Montaup) (an unaffiliated company). Canal Unit 2 is operated by the Company under an agreement with Montaup which provides for the equal sharing of output, fixed charges and operating expenses. Canal Units 1 and 2 commenced operation in 1968 and in 1976, respectively.

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

<PAGE 4>

                            CANAL ELECTRIC COMPANY

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

      Electric Industry Restructuring

      In August 1995, the DPU issued an order calling for the restructuring of the electric utility industry in Massachusetts. On May 1, 1996, the DPU issued a second order containing proposed rules for implementing electric industry restructuring that were the subject of public comment and hearings during June and July 1996. Subsequently, on December 30, 1996, the DPU issued another order announcing its "Model Rules and Legislative Proposal" as a guide in the creation of a competitive market for electric generation in Massachusetts that would provide customers with the opportunity to achieve lower electric bills beginning January 1, 1998. The order also required electric utilities to file by March 3, 1997, revenue-neutral, unbundled rates and model bills showing a breakdown of the bill into generation, transmission, distribution and access charge categories.

      In its "Model Rules," the DPU has proposed that the minimum structural reorganization needed to create a competitive market is the functional separation of generation, transmission and distribution within one integrated company, and the establishment of a separate marketing affiliate if a company retains generation assets. The Massachusetts Legislature, which will render the final passage of any restructuring law, is now considering the DPU's proposed legislation. In addition, on March 20, 1997, the Legislature's own Joint Committee on Electric Utility Restructuring (the Committee) issued a comprehensive policy report which outlines options for the Legislature's consideration as debate on this issue continues. In addition to the report, the Committee formulated its own recommendations and corresponding legislative package designed to address each of the major areas of the law which must develop if electric utility restructuring is to be successfully implemented in Massachusetts.

      Other elements of the DPU's Model Rules provide that electric customers will be able to buy their power on the open market; distribution services will remain a monopoly service offered exclusively by the existing local distribution companies in clearly defined service territories; and customers will have three types of electric generation choices. First, customers may enter into unregulated agreements with a competitive supplier for the provi-sion of generation. Second, customers may continue to buy power directly from their electric distribution company at a price regulated by the DPU. Third, customers who have received generation from a competitive supplier but who, for any reason, have stopped receiving such generation will be able to receive default generation service, provided by distribution companies at

<PAGE 5>

                            CANAL ELECTRIC COMPANY

  spot market price.

      The Company has FERC-approved power contracts in effect with various retail electric utilities (including certain affiliates). The retail electric utilities with whom the Company has power contracts are directly affected by the state's electric industry restructuring order. The Company believes that it will continue to collect the costs associated with these FERC-approved power contracts.

      During the last several months, three Massachusetts electric utilities have announced negotiated settlement agreements with the Massachusetts Attorney General's Office (Attorney General) that include divestiture of generating assets, provision for a ten percent reduction in customers' charges and recovery of stranded costs through a non-bypassable access charge. One settlement agreement has already been approved by the DPU. Implementation of any restructuring settlement may be affected by actions of the Massachusetts Legislature.

      The system is engaged in preliminary settlement discussions with the Attorney General, and expects to reach a comprehensive settlement during the first half of 1997. In the unlikely event the parties are unable to complete a settlement, the system would file a full restructuring plan with the DPU.

      Fuel Supply

      Effective October 1, 1996, the Company executed a fifteen-month contract with Enron Liquid Fuels, Inc. (Enron) for the purchase of 1% sulfur residual fuel oil. The contract provides for delivery of a set percentage of the Company's fuel requirement, the balance (a maximum of 35%) to be met by spot purchases or by Enron at the discretion of the Company. Through December 31, 1996, 17.6% of the Company's total requirements have been met by lower-cost, spot purchases resulting in savings to its customers.

      Energy Supply and Credit Corporation (ESCO Massachusetts, Inc.) operates the Company's fuel oil terminal and manages the receipt and payment for fuel oil under assignment of the Company's supply contracts to ESCO Massachu-setts, Inc. Residual fuel oil in the terminal's shore tanks is held in inventory by ESCO Massachusetts, Inc. and delivered upon demand to the Company's two day tanks.

      Fuel oil storage facilities at the Canal site have a capacity of 1,199,000 barrels, representing approximately 60 days of normal operation of the two units. During 1996, ESCO Massachusetts, Inc. maintained an average daily inventory of 421,000 barrels of fuel oil which represents 34 days of normal operation of the two units. This supply is maintained by tanker deliveries.

      During 1996 Unit 2 was converted to dual-fuel capability, residual fuel oil and natural gas. During September and October 1996, Unit 2 burned approximately 1.6 million MMBTU's of natural gas, saving customers approximately $1.1 million. Natural gas was not burned at Unit 2 during November and December as the cost of residual fuel oil was more economical during that period. The Company anticipates that its dual fuel capability will result in future savings as the least expensive fuel is utilized.

      The Company has entered into a contract with Duke/Louis Dreyfus, L.L.C. to provide 100% of the natural gas requirements of Unit 2 through

<PAGE 6>

                            CANAL ELECTRIC COMPANY

      December 31, 1997.

      The nuclear fuel contract and inventory information for Seabrook 1 has been furnished to the Company by North Atlantic Energy Services Corporation (NAESCO), the plant manager responsible for operation of the unit. Seabrook's requirement for nuclear fuel components are 100% covered through 1999 by existing contracts.

      There are no spent fuel reprocessing or disposal facilities currently operating in the United States. Instead, commercial nuclear electric gener-ating units operating in the United States are required to retain spent fuel on-site. As required by the Nuclear Waste Policy Act of 1982 (the Act), as amended, the joint-owners entered into a contract with the Department of Energy for the transportation and disposal of spent fuel and high level radioactive waste at a national nuclear waste repository or Monitored Retrievable Storage (MRS) facility. Owners or generators of spent nuclear fuel or its associated wastes are required to bear the costs for such transportation and disposal through payment of a fee of approximately 1 mill/KWH based on net electric generation to the Nuclear Waste Fund. Under the Act, a storage facility for nuclear waste was anticipated to be in operation by 1998; a reassessment of the project's schedule requires extending the completion date of the permanent facility until at least 2010. Seabrook 1 is currently licensed for enough on-site storage to accommodate spent fuel expected to be accumulated through at least the year 2010.

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

      The Company acts as agent for Commonwealth Electric and/or Cambridge in the procurement of additional capacity, or, to sell a portion of each com-pany's entitlement in Unit 2. Exchange agreements are in place with several utilities whereby, in certain circumstances, it is possible to exchange capacity so that the mix of power improves the pricing for dispatch for both the seller and purchaser. Commonwealth Electric and Cambridge thus secure cost savings for their respective customers by planning for bulk power supply on a single system basis. A Capacity Acquisition and Disposition Agreement, which has been accepted for filing as a rate schedule by the FERC, enables the Company to recover costs incurred in connection with any transaction covered by such Agreement. Commonwealth Electric and Cambridge, in turn, bill charges to retail customers through rates subject to DPU

<PAGE 7>

                            CANAL ELECTRIC COMPANY

  regulation. Currently, Agreements are in effect for Seabrook 1, Phase I and Phase II of the Hydro-Quebec Project and a 50 MW exchange with New England Power Company through April 1997.

      Power Supply Commitments and Support Agreements

      In response to solicitations by Northeast Utilities and other utilities, the Company, on behalf of Commonwealth Electric and Cambridge, purchased entitlements through short-term contracts in various selected generating units. These and other bulk electric power purchases are necessary in order to fulfill the system's NEPOOL obligation and for the Company to acquire and deliver electric generating capacity to meet Commonwealth Electric and Cambridge requirements. For additional information, refer to "Transactions with Affiliates" in Note 2(c) of Notes to Financial Statements and to "Management's Discussion and Analysis of Results of Operations" filed under Items 8 and 7, respectively, of this report.

      The Company is party to support agreements for Phase I and Phase II of the Hydro-Quebec Project and is thereby obligated to pay its share of operating and capital costs for Phase II over a 25 year period ending in 2015. Future minimum lease payments for Phase II have an estimated present value of $12.5 million at December 31, 1996. In addition, the Company has an equity interest in Phase II which amounted to $3.3 million in 1996 and $3.4 million in 1995.

      Construction and Financing

      Information concerning the Company's financing and construction programs is contained in Note 5 of Notes to Financial Statements filed under Item 8 of this report.

      Employees

      The Company has 118 regular employees, 91 (77%) are represented by the Utility Workers' Union of America, A.F.L.-C.I.O. The existing collective bargaining agreement expires on May 31, 1997. Employee relations have generally been satisfactory.

Item 2.  Properties

      The Company operates a generating station located at the eastern end of the Cape Cod Canal in Sandwich, Massachusetts. The station consists of two steam electric generating units: Canal Unit 1 with a rated capacity of 569 MW, wholly-owned by the Company; and Canal Unit 2, with a rated capacity of 580 MW, jointly-owned by the Company and Montaup Electric Company, a wholly-owned subsidiary of Eastern Utilities Associates. In addition, the Company has a 3.52% joint-ownership interest (40.5 MW of capacity) in Seabrook 1. Refer to Note 4 of Notes to Financial Statements filed under
  Item 8 of this report for encumbrances relative to the Company's property.

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

  (b)    Number of Shareholders at December 31, 1996

         One

  (c)    Frequency and Amount of Dividends Declared in 1996 and 1995

                       1996                                1995
                              Per Share                             Per Share
         Declaration Date      Amount         Declaration Date       Amount

         January 24, 1996      $ 2.52         January 25, 1995       $ 2.25
         April 29, 1996          3.25         April 21, 1995           2.10
         July 30, 1996           2.50         July 24, 1995            2.00
         November 4, 1996        2.25         November 14, 1995        2.65
                               $10.52                                $ 9.00

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

         A summary of the period to period changes in the principal items included in the Statements of Income for the years ended December 31, 1996 and 1995 is shown below:
                                       Years Ended            Years Ended
                                       December 31,           December 31,
                                      1996 and 1995          1995 and 1994
                                              Increase (Decrease)
                                             (Dollars in Thousands)

Electric Operating Revenues        $ 39 565    27.1 %    $ (51 835)   (26.2)%

Operating Expenses:
 Fuel used in production             30 414    62.4        (33 157)   (40.5)
 Electricity purchased for resale    (6 523)  (43.5)       (12 628)   (45.7)
 Other operation and maintenance      2 728     7.0           (648)    (1.6)
 Depreciation                         2 209    13.4          2 934     21.7
 Taxes -
   Federal and state income           9 111 1 496.1         (7 781)   (92.7)
   Local property and other            (181)   (5.2)           (12)    (0.3)
                                     37 758    30.6        (51 292)   (29.4)

Operating Income                      1 807     8.0           (543)    (2.3)

Other Income                          1 163    94.6            527     75.0

Income Before Interest Charges        2 970    12.4            (16)    (0.1)

Interest Charges                        528     5.4             10      0.1

Net Income                         $  2 442    17.3      $     (26)    (0.2)

Unit Sales Increase
 (Decrease) (MWH)                   795 899    33.5     (1 959 307)   (45.2)

The following is a summary of unit sales for the periods indicated:

                                    Unit Sales (MWH)
Period Ended                              Seabrook  Purchased
December 31,        Unit 1      Unit 2     Unit 1   For Resale      Total
    1996          2 104 132     455 054    345 204    269 888     3 174 278
    1995            942 574     830 827    295 264    309 714     2 378 379
    1994          2 594 406   1 047 214    218 560    447 506     4 337 686

<PAGE 10>

                            CANAL ELECTRIC COMPANY

  Revenue, Fuel and Purchased Power

      Operating revenues for 1996 increased by nearly $39.6 million or 27.1% due to a 33.5% increase in unit sales. The significant increase in unit sales was primarily due to the increased availability of Unit 1 which was out of service for approximately eight months in 1995 due to a combination of scheduled and unscheduled maintenance and an increase in power available from Seabrook 1. Somewhat offsetting the increase in unit sales were the decreased availability of Unit 2 which returned to service in August 1996, following approximately five months of scheduled maintenance and a lower level of purchases made on behalf of affiliated retail distribution companies.

      During 1995, operating revenues decreased 26.2% or $51.8 million primarily due to the 45.2% decrease in unit sales. The significant decrease in unit sales was due to a combination of scheduled maintenance and other repairs to the turbine which kept Unit 1 out of service for the first seven months of the year and an additional inspection outage of nearly one month during the fourth quarter. Also contributing to the decline in unit sales was the decreased availability of Unit 2 and a lower level of purchases made on behalf of affiliated retail distribution companies. Somewhat offsetting these items was an increase in power available from Seabrook 1.

      The significant changes in fuel used in production reflect the impacts of the aforementioned outages and during 1996 reflects an increase in the average cost of oil. Fuel, purchased power and transmission costs (included in other operation) represented approximately 49% of the total revenue dollar in 1996, 46% in 1995 and 57% in 1994 and averaged 2.86 cents per KWH in 1996 as compared to 2.83 cents in 1995 and 2.60 cents in 1994.

  Other Operating Expenses

      Other operation includes the following:

                                             Years Ended December 31,
                                            1996       1995       1994
                                              (Dollars in millions)

  Other operation:                         $26.6      $23.2      $24.7
   Less:
    Seabrook 1 operations                    4.1        4.3        4.3
    Hydro-Quebec Phase II transmission       3.3        3.5        3.5
    Power purchased from affiliates          1.3        1.9        1.3
                                           $17.9      $13.5      $15.6

      After excluding the above items, other operation, net, increased approx-imately $4.4 million or 32.6% in 1996 and decreased 13.5% in 1995. The increase in 1996 was primarily due to higher postretirement benefits costs reflecting the Federal Energy Regulatory Commission's acceptance of rate schedules which allowed the recovery of previously deferred costs ($1.8 million) over a six-month period which began in March. Also contributing to the increase was greater liability insurance costs ($800,000) due to the absence of adjustments made to the insurance accruals during 1995 reflecting better than anticipated experience. The decrease in 1995 was mainly due to lower insurance and benefit costs including a significant decrease in

<PAGE 11>

                            CANAL ELECTRIC COMPANY

  liability insurance ($1.6 million) reflecting adjustments to insurance accruals.

      The 5.5% decrease in maintenance expense during 1996 reflects lower maintenance costs associated with Unit 1 ($1.5 million), offset in part by increased maintenance costs for Unit 2 ($1.2 million). The increase in maintenance expense (8.1%) in 1995 reflects the previously discussed major repair work done at Unit 1 offset, in part, by lower maintenance costs at Unit 2.

  Depreciation and Taxes

      During 1996 depreciation expense increased due to the higher level of plant-in-service. During 1995, depreciation expense increased approximately $2.9 million or 21.7% due to the higher level of plant-in-service and an adjustment to the depreciation rate related to Unit 1 made during the second quarter.

      Federal and state income taxes increased in 1996 due to the absence of a tax adjustment during the second quarter of 1995 that related to the settlement of certain Seabrook-related income tax issues ($7.5 million) and a higher level of pretax income. Income tax expense declined 92.7% or approximately $7.8 million in 1995 due to the aforementioned tax adjustment and a lower level of pretax income.

  Other Income

      The change in other income was due to the recording of a regulatory asset for costs associated with postretirement benefits (approximately $1.8 million) following FERC acceptance of rate schedules which provided for recovery of these costs over a six-month period that began in March 1996. The increase in other income during 1995 was due primarily to an increase in interest income related to contested income tax issues ($97,000).

  Interest Charges

      Total interest charges increased 5.4% in 1996 reflecting an increase in short-term interest ($459,000) due to a higher average level of short-term borrowings coupled with a decrease in the debt component of allowance for funds used during construction ($281,000), partially offset by lower long-term interest ($213,000) reflecting the retirement of Series A first Mortgage Bonds during the second quarter. During 1995 total interest charges were virtually unchanged, reflecting an increase in short-term interest ($332,000) due to higher interest rates (6.1% as compared to 4.3% in 1994) on a higher average level of short-term debt, offset by a slight decline in interest on long-term debt and an increase in the debt component of AFUDC ($268,000). The increase in AFUDC reflected the increase in construction activity during the year.

  Canal Unit 2

      September 30, 1996 marked the completion of a two and one-half year project that will enable Unit 2 to burn natural gas, or a combination of gas

<PAGE 12>

                            CANAL ELECTRIC COMPANY

  and oil, up to 250 days each year, while maintaining the ability to burn only fuel oil the remainder of the year. The ability to burn natural gas in combination with fuel oil will reduce overall emissions by 25%. The $23 million project included the construction of a 1,400 foot pipeline under the Cape Cod Canal and a four and one-half mile pipeline through the adjacent town of Bourne, MA.

  Forward-Looking Statements

      This report contains statements which, to the extent they are not recitations of historical fact, constitute "forward-looking statements" and are intended to be subject to the safe harbor protection provided by the Private Securities Litigation Reform Act of 1995. A number of important factors affecting the Company's business and financial results could cause actual results to differ materially from those stated in the forward-looking statements. Those factors include developments in the legislative, regulatory and competitive environment, certain environmental matters, demands for capital expenditures and the availability of cash from various sources, and uncertainty as to regulatory approval of the full recovery of regulatory assets and other stranded costs.

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

      Effective January 1, 1997, the Company will adopt the provisions of Statement of Position (SOP) 96-1, "Environmental Remediation Liabilities." This Statement provides authoritative guidance for recognition, measurement, display and disclosure of environmental remediation liabilities in financial statements. Management does not believe that SOP 96-1 will have a material adverse effect on the Company's results of operations or financial position.

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

                            CANAL ELECTRIC COMPANY

Item 8.        Financial Statements and Supplementary Data

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of Canal Electric Company:

      We have audited the accompanying balance sheets of CANAL ELECTRIC COMPANY, (a Massachusetts corporation and wholly-owned subsidiary of Commonwealth Energy System) as of December 31, 1996 and 1995, and the related statements of income, retained earnings and cash flows for each of the three years in the period ended December 31, 1996. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Canal Electric Company as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended
December 31, 1996, in conformity with generally accepted accounting principles.

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



                                                     ARTHUR ANDERSEN LLP
Boston, Massachusetts
February 19, 1997.

<PAGE 14>

                            CANAL ELECTRIC COMPANY
                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULE



                                   PART II.


FINANCIAL STATEMENTS

   Balance Sheets at December 31, 1996 and 1995

   Statements of Income for the Years Ended December 31, 1996, 1995 and 1994

   Statements of Retained Earnings for the Years Ended December 31, 1996, 1995 and 1994

   Statements of Cash Flows for the Years Ended December 31, 1996, 1995 and
   1994

   Notes to Financial Statements


                                   PART IV.


SCHEDULE

   I Investments In, Equity Earnings of, and Dividends Received From Related Parties for the Years Ended December 31, 1996, 1995 and 1994

SCHEDULES OMITTED

   All other schedules are not submitted because they are not applicable or required or because the required information is included in the financial statements or notes thereto.

<PAGE 15>

                            CANAL ELECTRIC COMPANY
                                BALANCE SHEETS
                          DECEMBER 31, 1996 AND 1995

                                    ASSETS



                                                           1996       1995
                                                        (Dollars in Thousands)

PROPERTY, PLANT AND EQUIPMENT, at original cost         $464 003   $449 659
   Less - Accumulated depreciation
     and amortization                                    179 307    163 929
                                                         284 696    285 730
   Add - Construction work in progress                       943      5 759
         Nuclear fuel in process                           1 597        122
                                                         287 236    291 611

INVESTMENTS
   Equity in corporate joint venture                       3 321      3 372

CURRENT ASSETS
   Cash                                                       12         12
   Accounts receivable -
     Affiliated companies                                 10 294      9 282
     Other                                                12 390      9 520
   Unbilled revenues                                         675        438
   Inventories, at average cost -
     Electric production fuel oil                            979        762
     Materials and supplies                                1 296      1 375
   Prepaid taxes -
     Income                                                   64        -
     Property                                                795        874
   Other                                                   1 116      1 622
                                                          27 621     23 885

DEFERRED CHARGES
   Regulatory assets                                      19 859     25 391
   Other                                                   5 486      5 201
                                                          25 345     30 592

                                                        $343 523   $349 460










The accompanying notes are an integral part of these financial statements.

<PAGE 16>

                            CANAL ELECTRIC COMPANY
                                BALANCE SHEETS
                          DECEMBER 31, 1996 AND 1995

                        CAPITALIZATION AND LIABILITIES

                                                           1996        1995
                                                        (Dollars in Thousands)

CAPITALIZATION
   Common Equity -
     Common stock, $25 par value -
        Authorized - 2,328,200 shares
        Outstanding - 1,523,200 shares, wholly-owned
        by Commonwealth Energy System (Parent)           $ 38 080    $ 38 080
     Amounts paid in excess of par value                    8 321       8 321
     Retained earnings                                     52 620      52 070
                                                           99 021      98 471
   Long-term debt, including premiums, less
     current sinking fund requirements                     83 618      83 941
                                                          182 639     182 412

CAPITAL LEASE OBLIGATIONS                                  11 878      12 547

CURRENT LIABILITIES
   Interim Financing -
     Notes payable to banks                                26 550      23 425
     Advances from affiliates                               7 250       5 865
     Maturing long-term debt                                  -         3 230
                                                           33 800      32 520
   Other Current Liabilities -
     Current sinking fund requirements                        350         920
     Accounts payable -
        Affiliated companies                                1 347       2 049
        Other                                              18 123      19 757
     Accrued taxes -
        Local property and other                              795         855
        Income                                                -         3 159
     Capital lease obligations                                576         581
     Accrued interest and other                             3 986       3 608
                                                           25 177      30 929
                                                           58 977      63 449

DEFERRED CREDITS
   Accumulated deferred income taxes                       71 550      72 914
   Unamortized investment tax credits                      11 493      12 020
   Other                                                    6 986       6 118
                                                           90 029      91 052

COMMITMENTS AND CONTINGENCIES

                                                         $343 523    $349 460


The accompanying notes are an integral part of these financial statements.

<PAGE 17>

                            CANAL ELECTRIC COMPANY
                             STATEMENTS OF INCOME
             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                                1996       1995       1994
                                                  (Dollars in Thousands)

ELECTRIC OPERATING REVENUES
   Sales to affiliated companies              $107 842   $ 93 478   $121 744
   Sales to non-affiliated companies            77 708     52 507     76 076
                                               185 550    145 985    197 820

OPERATING EXPENSES
   Fuel used in production                      79 121     48 707     81 864
   Electricity purchased for resale              8 476     14 999     27 627
   Other operation                              26 569     23 153     24 731
   Maintenance                                  11 768     12 456     11 526
   Depreciation                                 18 682     16 473     13 539
   Amortization                                  3 423      3 423      3 423
   Taxes -
     Income                                      9 720        609      8 390
     Local property                              2 603      2 777      2 793
     Payroll and other                             726        733        729
                                               161 088    123 330    174 622

OPERATING INCOME                                24 462     22 655     23 198

OTHER INCOME                                     2 393      1 230        703

INCOME BEFORE INTEREST CHARGES                  26 855     23 885     23 901

INTEREST CHARGES
   Long-term debt                                8 017      8 229      8 283
   Other interest charges                        2 337      1 878      1 546
   Allowance for borrowed funds used
     during construction                           (73)      (354)       (86)
                                                10 281      9 753      9 743

NET INCOME                                    $ 16 574   $ 14 132   $ 14 158











The accompanying notes are an integral part of these financial statements.

<PAGE 18>

                            CANAL ELECTRIC COMPANY
                        STATEMENTS OF RETAINED EARNINGS
             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994





                                               1996       1995        1994
                                                 (Dollars in Thousands)

Balance at beginning of year                  $52 070    $51 647     $48 151

Add (Deduct)
  Net income                                   16 574     14 132      14 158
  Cash dividends on common stock              (16 024)   (13 709)    (10 662)

Balance at end of year                        $52 620    $52 070     $51 647



































The accompanying notes are an integral part of these financial statements.

<PAGE 19>

                            CANAL ELECTRIC COMPANY
                           STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                 1996      1995       1994
                                                   (Dollars in Thousands)
OPERATING ACTIVITIES
   Net income                                  $ 16 574  $ 14 132   $ 14 158
   Effects of noncash items -
     Depreciation and amortization               23 485    21 929     18 668
     Deferred income taxes                         (963)   (3 239)     1 815
     Investment tax credits                        (527)     (638)      (702)
     Earnings from corporate joint venture         (498)     (539)      (507)
   Dividends from corporate joint venture           549       969        566
   Change in working capital, exclusive
     of cash and interim financing -
        Accounts receivable                      (3 882)   (1 767)     4 729
        Unbilled revenues                          (237)     (438)       659
        Income taxes                             (3 223)    3 220        199
        Local property and other taxes               19       (64)        13
        Accounts payable and other               (1 595)    3 972        485
   All other operating items, net                   565    (1 380)    (3 571)

Net cash provided by operating activities        30 267    36 157     36 512

INVESTING ACTIVITIES
   Additions to property, plant and
     equipment (exclusive of AFUDC)             (14 557)  (30 167)    (9 396)
   Allowance for borrowed funds used
     during construction                            (73)     (354)       (86)

Net cash used for investing activities          (14 630)  (30 521)    (9 482)

FINANCING ACTIVITIES
   Proceeds from (payment of)
    short-term borrowings                         3 125    12 100    (16 675)
   Proceeds from (payment of)
    affiliate borrowings                          1 385    (3 485)     1 040
   Payment of dividends                         (16 024)  (13 709)   (10 662)
   Long-term debt issue refunded                 (3 420)      -          -
   Retirement of long-term debt through
     sinking funds                                 (703)     (542)      (733)

Net cash used for financing activities          (15 637)   (5 636)   (27 030)

Net increase (decrease) in cash                     -         -          -
Cash at beginning of period                          12        12         12
Cash at end of period                          $     12  $     12   $     12

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Interest paid (net of capitalized
     amounts)                                   $ 9 959    $9 436     $9 224
   Income taxes paid                            $14 128    $2 269     $9 055



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

        The Company has 118 regular employees including 91 (77%) who are represented by the Utility Workers' Union of America, A.F.L.-C.I.O. The existing collective bargaining agreement expires in 1997. Employee relations have generally been satisfactory.

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

        Based on the current regulatory framework, the Company accounts for the economic effects of regulation in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." The Company has established various regulatory assets in cases where the FERC has permitted or is expected to permit recovery of specific costs over time. Effective January 1, 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of

<PAGE 21>

                            CANAL ELECTRIC COMPANY

  Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 imposes stricter criteria for regulatory assets by requiring that such assets be probable of future recovery at each balance sheet date. SFAS No. 121 did not have an impact on the Company's financial position upon adoption. This result may change as modifications are made to the current regulatory framework due to ongoing electric industry restructuring efforts in Massachusetts. For additional information relating to industry restructuring, see the "Electric Industry Restructuring" section under Item 1 of this report.

        The principal regulatory assets included in deferred charges at December 31, 1996 and 1995 were as follows:
                                                         1996         1995
                                                       (Dollars in Thousands)

        Seabrook related costs                          $ 6 262     $ 9 511
        Deferred income taxes                            13 597      14 106
        Postretirement benefit costs                        -         1 774
          Total regulatory assets                       $19 859     $25 391

        As of December 31, 1996 all of the Company's regulatory assets are reflected in rates charged to customers over a weighted average period of approximately 23 years. In February 1996, FERC accepted for filing rate schedules that provided for the recovery of the postretirement benefit costs over a six-month period which began in March 1996.

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

        The Company's operating revenues included the following intercompany amounts for the periods indicated:


  Period Ended       Electricity Sales                        Seabrook Units
  December 31,         (Canal Units)      Purchased Power        and Other
                                      (Dollars in Thousands)

      1996               $52 035             $11 882             $43 925
      1995                39 617              18 694              35 167
      1994                45 906              31 288              44 550

<PAGE 22>

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

        (f) Depreciation and Nuclear Fuel Amortization

        Depreciation is provided using the straight-line method at rates intended to amortize the original cost and the estimated cost of removal less salvage of properties over their estimated economic lives. The Company's composite depreciation rate, based on average depreciable property in service, was 4.42% in 1996, 4.09% in 1995 and 3.49% in 1994.

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

        While AFUDC does not provide funds currently, these amounts are recoverable in revenues over the service life of the constructed property. The Company develops rates based upon its current cost of capital and used a compound rate of 6.25% in 1996, 6.75% in 1995 and 5.25% in 1994.

<PAGE 23>

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

        The following is a summary of the provisions for income taxes for the years ended December 31, 1996, 1995 and 1994:

                                             1996        1995        1994
                                              (Dollars in Thousands)
  Federal:
     Current                               $ 9 511      $ 3 637    $ 6 321
     Deferred                                 (577)       1 585      1 460
     Investment tax credits                   (527)        (638)      (702)
                                             8 407        4 584      7 079

  State:
     Current                                 1 747          955      1 138
     Deferred                                 (223)         (11)       355
                                             1 524          944      1 493
                                             9 931        5 528      8 572

  Amortization of regulatory liability
   relating to deferred income taxes          (163)      (4 813)       -

  Total                                    $ 9 768      $   715    $ 8 572

  Federal and state income taxes
     charged to:
       Operating expense                   $ 9 720      $   609    $ 8 390
       Other income                             48          106        182
                                           $ 9 768      $   715    $ 8 572

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

<PAGE 24>

                            CANAL ELECTRIC COMPANY

     Accumulated deferred income taxes consisted of the following in 1996 and 1995:
                                                    1996         1995
                                                  (Dollars in Thousands)
        Liabilities
            Property-related                      $78 542      $79 918
            Seabrook nonconstruction                1 183        3 089
            All other                               3 535        2 327
                                                   83 260       85 334
        Assets
            Investment tax credit                   7 418        7 758
            Regulatory liability                    2 230        2 335
            All other                               1 569        1 443
                                                   11 217       11 536

     Accumulated deferred income taxes, net       $72 043      $73 798

     The net year-end deferred income tax liability above includes a current deferred tax liability of $493,000 and $884,000 in 1996 and 1995, respectively, which are included in accrued income taxes in the accompanying balance sheets.

     The total income tax provision set forth on the previous page represents 37% in 1996, 5% in 1995 and 38% in 1994, of income before such taxes. The following table reconciles the statutory federal income tax rate to these percentages:
                                                    1996      1995      1994

  Federal statutory rate                             35%       35%       35%

  Federal income tax expense at statutory levels   $9 220    $5 196  $ 7 956
  Increase (Decrease) from statutory rate:
    Tax versus book depreciation                    1 479     1 227    1 311
    State tax, net of federal tax benefit             991       613      970
    Amortization of investment tax credits           (527)     (638)    (689)
    Excess deferred reserves                         (163)   (4 813)     -
    Reversals of capitalized expenses                (559)     (556)    (555)
   Other                                             (673)     (314)    (421)
                                                   $9 768    $  715  $ 8 572

  Effective federal tax rate                         37%        5%      38%

(4)  Long-Term Debt and Interim Financing

     (a) Long-Term Debt

     Long-term debt outstanding, exclusive of current sinking fund requirements and related premiums, collateralized by substantially all of

<PAGE 25>

                            CANAL ELECTRIC COMPANY

  the Company's property, is as follows:

                                        Original     Balance December 31,
                                         Issue         1996         1995
                                              (Dollars in Thousands)
  First Mortgage Bonds -
    Series B, 8.85%, due 2006           $35 000      $34 300      $34 650
    Series E, 7 3/8%, due 2020           10 000       10 000       10 000
    Series F, 9 7/8%, due 2020           40 000       40 000       40 000
                                                     $84 300      $84 650

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

     (b) Notes Payable to Banks

     The Company and other system companies maintain both committed and uncommitted lines of credit for the short-term financing of their construction programs and other corporate purposes. As of December 31, 1996, system companies had $135 million of committed lines of credit that will expire at varying intervals in 1997. These lines are normally renewed upon expiration and require annual fees of up to .1875% of the individual line. At December 31, 1996, the system's uncommitted lines of credit totaled $20 million. Interest rates on the Company's outstanding borrowings generally are at an adjusted money market rate and averaged 5.6% and 6.1% in 1996 and 1995, respectively. The Company's notes payable to banks totaled $26,550,000 and $23,425,000 at December 31, 1996 and 1995, respectively.

     (c) Advances from Affiliates

     The Company had short-term notes payable to the System totaling $5,620,000 and $555,000 at December 31, 1996 and 1995, respectively. These notes are written for a term of up to 11 months and 29 days. Interest is at the prime rate and is adjusted for changes in that rate during the terms of the notes. This rate averaged 8.3% and 8.8% in 1996 and 1995, respectively.

     The Company is a member of the COM/Energy Money Pool (the Pool), an arrangement among the subsidiaries of the System, whereby short-term cash surpluses are used to help meet the short-term borrowing needs of the utility subsidiaries. In general, lenders to the Pool receive a higher rate of return than they otherwise would on such investments, while borrowers pay a lower interest rate than that available from banks. Interest rates on the outstanding borrowings are based on the monthly average rate the Company would otherwise have to pay banks, less one-half the difference between that

<PAGE 26>

                            CANAL ELECTRIC COMPANY

  rate and the monthly average U.S. Treasury Bill weekly auction rate. The borrowings are for a period of less than one year and are payable upon demand. Rates on these borrowings averaged 5.3% and 5.8% in 1996 and 1995, respectively. The Company had notes payable to the Pool of $1,630,000 and $5,310,000 at December 31, 1996 and 1995, respectively.

     (d) Disclosures About Fair Value of Financial Instruments

     The fair value of certain financial instruments included in the accompanying balance sheets as of December 31, 1996 and 1995 are as follows:

                                  1996                  1995
                                     (Dollars in Thousands)

                           Carrying    Fair       Carrying    Fair
                             Value    Value         Value    Value

     Long-term Debt         $83 968   $97 446      $88 091  $105 197

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

(5) Commitments and Contingencies

    (a) Construction

    The Company is engaged in a continuous construction program presently estimated at $68.2 million for the five-year period 1997 through 2001. Of that amount, $20 million is estimated for 1997. The program is subject to periodic review and revision because of factors such as changes in business conditions, rates of customer growth, effects of inflation, maintenance of reliable and safe service, equipment delivery schedules, licensing delays, availability, and cost of capital and environmental factors. The Company expects to finance these expenditures on an interim basis with internally generated funds and short-term borrowings that are ultimately expected to be repaid with proceeds from sales of long-term debt and equity securities.

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

    Pertinent information with respect to the Company's joint-ownership interest in Seabrook 1 and information relating to operating expenses which are included in the accompanying financial statements, are as follows:

<PAGE 27>

                            CANAL ELECTRIC COMPANY

                                         1996              1995
                                         (Dollars in Thousands)

     Utility plant-in-service          $232 183          $232 547
     Nuclear fuel                        21 613            20 138
     Accumulated depreciation
       and amortization                 (57 359)          (50 230)
     Construction work in progress          844               946
                                       $197 281          $203 401

                                     1996       1995        1994
                                        (Dollars in Thousands)
     Operating expenses:
      Fuel                        $ 1 727     $ 2 353     $ 1 939
      Other operation               4 091       4 292       4 340
      Maintenance                     990       1 376       1 688
      Depreciation                  6 544       6 542       6 531
      Amortization                  1 319       1 319       1 320
                                  $14 671     $15 882     $15 818

        Plant capacity (MW)          1,150       In-service date    1990
        Canal's share:                           Operating license
         Percent interest             3.52%       expiration date   2026
         Entitlement (MW)             40.5

     The Company and the other joint-owners have established a decommis-sioning fund to cover decommissioning costs. The estimated cost to decom-mission the plant is $449.9 million in current dollars. The Company's share of this liability (approximately $15.8 million), less its share of the market value of the assets held in a decommissioning trust (approximately $1.9 million), is approximately $13.9 million at December 31, 1996.

     The New Hampshire Public Utilities Commission issued an electric utility industry restructuring order on February 28, 1997 that, if upheld, would have a significant negative financial impact on a New Hampshire joint-owner of the Seabrook unit that has a 35% interest. The joint-owner is now involved in litigation to prevent the order from being implemented. The Company is unable to predict the final outcome of this litigation and its impact, if any, on the Company.

     (c) Environmental Matters

     The Company is subject to laws and regulations administered by federal, state and local authorities relating to the quality of the environment. These laws and regulations affect, among other things, the siting and operation of electric generating and transmission facilities and can require the installation of expensive air and water pollution control equipment. These regulations have had an impact on the Company's operations in the past and could have an impact on future operations, capital costs and construction schedules of major facilities.

(6)  Dividend Restriction

     At December 31, 1996, approximately $37,561,000 of retained earnings was restricted against the payment of cash dividends by terms of the Indenture

<PAGE 28>

                            CANAL ELECTRIC COMPANY

  of Trust securing long-term debt.

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

     Components of pension expense and related assumptions to develop pension expense were as follows:

                                         1996      1995      1994
                                          (Dollars in Thousands)

  Service cost                         $   527   $   435   $   457
  Interest cost                          1 254     1 151       995
  Return on plan assets - (gain)/loss   (2 321)   (3 113)      220
  Net amortization and deferral          1 157     2 045    (1 139)
  Total pension expense                    617       518       533
  Transfers from affiliates, net           347       324       279
  Less: Amounts capitalized and other      224       193       181
  Net pension expense                  $   740   $   649   $   631


  Discount rate                          7.25%     8.50%     7.25%
  Assumed rate of return                 8.75      9.00      8.50
  Rate of increase in future
    compensation                         4.25      5.00      4.50

     Pension expense reflects the use of the projected unit credit method which is also the actuarial cost method used in determining future funding of the plan. The funded status of the Company's pension plan (using a measurement date of December 31) is as follows:

                                                1996         1995
                                             (Dollars in Thousands)
  Accumulated benefit obligation:
        Vested                               $(12 241)     $(10 208)
        Nonvested                              (2 180)       (1 910)
                                             $(14 421)     $(12 118)

  Projected benefit obligation               $(17 576)     $(15 287)
  Plan assets at fair market value             17 523        15 452
  Projected benefit obligation
     (greater) less than plan assets              (53)          165
  Unamortized transition obligation                84           102
  Unrecognized prior service cost                 480           534
  Unrecognized gain                              (985)       (1 239)
  Accrued pension liability                  $   (474)     $   (438)

<PAGE 29>

                            CANAL ELECTRIC COMPANY

        The following actuarial assumptions were used in determining the plan's year-end funded status:

                                                1996         1995

  Discount rate                                 7.50%        7.25%
  Rate of increase in future compensation       4.25         4.25

     Plan assets consist primarily of fixed-income and equity securities. Fluctuations in the fair market value of plan assets will affect pension expense in future years.

     (b) Other Postretirement Benefits

     Certain employees are eligible for postretirement benefits if they meet specific requirements. These benefits could include health and life insurance coverage and reimbursement of Medicare Part B premiums. Under certain circumstances, eligible employees are required to make contributions for postretirement benefits.

     To fund its postretirement benefits, the Company makes contributions to various voluntary employees' beneficiary association (VEBA) trusts that were established pursuant to section 501(c)(9) of the Internal Revenue Code (the
  Code). The Company also makes contributions to a subaccount of its pension plan pursuant to section 401(h) of the Code to fund a portion of its postretirement benefit obligation. The Company contributed approximately $725,000, $693,000 and $740,000 to these trusts during 1996, 1995 and 1994, respectively.

     The net periodic postretirement benefit cost for the years ended December 31, 1996, 1995 and 1994 includes the following components and related assumptions:
                                               1996     1995      1994
                                                (Dollars in Thousands)

     Service cost                            $  187    $ 131     $ 164
     Interest cost                              490      441       409
     Return on plan assets                     (324)    (383)      (11)
     Amortization of transition
       obligation over 20 years                 248      248       248
     Net amortization and deferral              131      261       (66)
     Total postretirement benefit cost          732      698       744
     Transfers from affiliates, net             446      447       426
     Less: Amounts capitalized and other      1 230      867       892
       Net postretirement benefit cost       $2 408    $ 278     $ 278

     Discount rate                             7.25%    8.50%     7.25%
     Assumed rate of return                    8.75     9.00      8.50
     Rate of increase in future compensation   4.25     5.00      4.50

<PAGE 30>

                            CANAL ELECTRIC COMPANY

     The funded status of the Company's postretirement benefit plan using a measurement date of December 31, 1996 and 1995 is as follows:

                                                         1996        1995
                                                     (Dollars in Thousands)
     Accumulated postretirement benefit obligation:
       Retirees                                        $(3 108)   $(2 829)
       Fully eligible active plan participants            (858)    (1 028)
       Other active plan participants                   (2 620)    (2 409)
                                                        (6 586)    (6 266)
     Plan assets at fair market value                    2 825      2 048
     Accumulated postretirement benefit obligation
       greater than plan assets                         (3 761)    (4 218)
     Unamortized transition obligation                   3 978      4 226
     Unrecognized gain                                    (217)        (8)
                                                       $   -      $   -

     The following actuarial assumptions were used in determining the plan's estimated accumulated postretirement benefit obligation (APBO) and the funded status for 1996 and 1995:
                                                         1996        1995

     Discount rate                                       7.50%       7.25%
     Rate of increase in future compensation             4.25        4.25
     Medicare part B premiums                            9.50       12.20
     Medical care                                        7.00        8.00
     Dental care                                         5.00        5.00

     The above dental rate remains constant through the year 2007. Rates for Medicare Part B premiums and medical care decrease to 3.1% and 5%, respectively, by 2007 and remain at that level thereafter. A one percent change in the medical trend rate would have a $111,000 impact on the Company's annual expense and would change the APBO by approximately $946,000.

     Plan assets consist primarily of fixed-income and equity securities. Fluctuations in the fair market value of plan assets will affect postretirement benefit expense in future years.

     (c) Savings Plan

     The Company has an Employees Savings Plan that provides for Company contributions equal to contributions by eligible employees up to four percent of each employee's compensation rate and up to five percent for those employees no longer eligible for postretirement health benefits. The Company's contribution was $261,000 in 1996, $258,000 in 1995 and $250,000
  in 1994.

(8)  Lease Obligations

     The Company leases equipment and office space under arrangements that are classified as operating leases. These lease agreements are for terms of one year or longer. Leases currently in effect contain no provisions that

<PAGE 31>

                            CANAL ELECTRIC COMPANY

  prohibit the Company from entering into future lease agreements or obligations.

     The Company has entered into support agreements with other participating New England utilities for 3.8% of the Hydro-Quebec Phase II transmission facilities and makes monthly support payments to cover depreciation and interest costs.

     Future minimum lease payments, by period and in the aggregate, of capital leases and noncancelable operating leases consisted of the following at December 31, 1996:
                                       Operating Leases  Capital Leases
                                            (Dollars in Thousands)

  1997                                     $  522        $ 1 921
  1998                                        479          1 856
  1999                                        468          1 794
  2000                                        468          1 732
  2001                                        468          1 669
  Beyond 2001                               1 292         18 845
  Total future minimum lease payments      $3 697         27 817
  Less:Estimated interest element
    included therein                                      15 363
  Estimated present value of future
    minimum lease payments                               $12 454

        Total rent expense for all operating leases, except those with terms of a month or less, amounted to $475,000 in 1996, $431,000 in 1995 and $421,000 in 1994. There were no contingent rentals and no sublease rentals for the years 1996, 1995 and 1994.

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

(a) 2.   Index to Financial Statement Schedules

      Filed herewith at page indicated are financial statement schedules of the Company:

      Schedule I - Investments in, Equity Earnings of, and Dividends Received from Related Parties - Years Ended December 31, 1996, 1995 and 1994 (page 40).

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

10.1.6.8 Nineteenth Amendment to 10.1.6 dated May 1, 1986 (Exhibit 1 to the CEC Form 10-Q (June 1986), File No. 2-30057).

10.1.6.9 Twentieth Amendment to 10.1.6 dated September 19, 1986 (Exhibit 1 to the CEC Form 10-K for 1986, File No. 2-30057).

10.1.6.10 Twenty-First Amendment to 10.1.6 dated November 12, 1987 (Exhibit 1 to the CEC Form 10-K for 1987, File No. 2-30057).

10.1.6.11 Twenty-Second Amendment and Settlement Agreement to 10.1.6 dated January 13, 1989 (Exhibit 4 to the CEC 1988 Form 10-K, File No. 2-30057).

10.1.7 Capacity Acquisition Agreement between CEC, CEL and CE dated September 25, 1980 (Exhibit 1 to the CEC 1991 Form 10-K, File No. 2-30057).

<PAGE 35>

                            CANAL ELECTRIC COMPANY

10.1.7.1 Supplement to 10.1.7 consisting of three Capacity Acquisition Commitments each dated May 7, 1987, concerning Phases I and II of the Hydro-Quebec Project and electricity acquired from Connecticut Light and Power Company (CL&P) (Exhibit 1 to the CEC Form 10-Q (September 1987), File No. 2-30057).

10.1.7.2 Amendment to 10.1.7 as amended, and restated, June 1, 1993, henceforth referred to as the Capacity Acquisition and Disposition Agreement, whereby CEC, as agent, in addition to acquiring power may also sell bulk electric power which CEL and/or CE owns or otherwise has the right to sell (Exhibit 1 to the CEC Form 10-Q (September 1993), File No. 2-30057).

10.1.7.3 Capacity Disposition Commitment dated June 25, 1993 by and between CEC (Unit 2) and CE for the sale of a portion of CE's entitlement in Unit 2 to Green Mountain Power Corporation (Exhibit 1 to the CEC Form 10-Q (September 1993), File No. 2-30057).

10.1.8 Termination Supplement between CEC, CE and CEL for Seabrook Unit 2, dated December 8, 1986 (Exhibit 3 to the CEC Form 10-K for 1986, File No. 2-30057).

10.1.9 Agreement, dated September 1, 1985, With Respect To Amendment of Agreement With Respect To Use Of Quebec Interconnection, dated December 1, 1981, among certain NEPOOL utilities to include Phase II facilities in the definition of "Project" (Exhibit 1 to the CEC Form 10-Q (September 1985), File No. 2-30057).

10.1.9.1  Amendatory Agreement No.3 with Respect to Use of Quebec
Interconnection dated December 1, 1981, as amended to June 1, 1990, among certain NEPOOL utilities (Exhibit 1 to the CEC Form 10-Q
(September 1990), File No. 2-30057).

10.1.10 Preliminary Quebec Interconnection Support Agreement - Phase II among certain New England electric utilities dated June 1, 1984 (Exhibit 6 to the CE Form 10-Q (June 1984), File No. 2-7749).

10.1.10.1 First through Third Amendments to 10.1.10 as amended March 1, 1985, January 1, 1986 and March 1, 1987, respectively (Exhibit 1 to the CEC Form 10-Q (March 1987), File No. 2-30057).

10.1.10.2 Fifth through Seventh Amendments to 10.1.10 as amended October 15, 1987, December 15, 1987 and March 1, 1988, respectively (Exhibit 1 to the CEC Form 10-Q (June 1988), File No. 2-30057).

10.1.10.3 Fourth and Eighth Amendments to 10.1.10 as amended July 1, 1987 and August 1, 1988, respectively (Exhibit 3 to the CEC Form 10-Q (September 1988), File No. 2-30057).

10.1.10.4 Ninth and Tenth Amendments to 10.1.10 as amended November 1, 1988 and January 15, 1989, respectively (Exhibit 2 to the CEC 1988 Form 10-K, File No. 2-30057).

10.1.10.5 Eleventh Amendment to 10.1.10 as amended November 1, 1989 (Exhibit 4 to the CEC 1989 Form 10-K, File No. 2-30057).

<PAGE 36>

                            CANAL ELECTRIC COMPANY

10.1.10.6 Twelfth Amendment to 10.1.10 as amended April 1, 1990 (Exhibit 1 to the CEC Form 10-Q (June 1990) File No. 2-30057).

10.1.11 Agreement to Preliminary Quebec Interconnection Support Agreement - Phase II among Public Service Company of New Hampshire (PSNH), New England Power Co. (NEP), Boston Edison Co. (BECO), and CEC whereby PSNH assigns a portion of its interests under the original Agreement to the other three parties, dated October 1, 1987 (Exhibit 2 to the CEC 1987 Form 10-K, File No. 2-30057).

10.1.12   Phase II Equity Funding Agreement for New England Hydro
          Transmission Electric Company, Inc. (New England Hydro)
          (Massachusetts), dated June 1, 1985, between New England Hydro and certain NEPOOL utilities (Exhibit 2 to the CEC Form 10-Q (September
          1985), File No. 2-30057).

10.1.13   Phase II Equity Funding Agreement for New England Hydro
          Transmission Corporation (New Hampshire Hydro), dated June 1, 1985, between New Hampshire Hydro and certain NEPOOL utilities (Exhibit 3 to the CEC Form 10-Q (September 1985), File No. 2-30057).

10.1.13.1 Amendment No. 1 to 10.1.13 as amended May 1, 1986 (Exhibit 6 to the CEC Form 10-Q (March 1987), File No. 2-30057).

10.1.13.2 Amendment No. 2 to 10.1.13 as amended September 1, 1987 (Exhibit 3 to the CEC Form 10-Q (September 1987), File No. 2-30057).

10.1.14 Phase II Massachusetts Transmission Facilities Support Agreement, dated June 1, 1985, refiled as a single agreement incorporating Amendments 1 through 7 dated May 1, 1986 through January 1, 1989, respectively, between New England Hydro and certain NEPOOL utilities (Exhibit 2 to the CEC Form 10-Q (September 1990), File No. 2-30057).

10.1.15 Phase II New Hampshire Transmission Facilities Support Agreement, dated June 1, 1985, refiled as a single agreement incorporating Amendments 1 through 8 dated May 1, 1986 through January 1, 1989, respectively, between New Hampshire Hydro and certain NEPOOL utilities (Exhibit 3 to the CEC Form 10-Q (September 1990), File No. 2-30057).

10.1.16 Phase II New England Power AC Facilities Support Agreement dated June 1, 1985, between New England Power and certain NEPOOL utilities (Exhibit 6 to the CEC Form 10-Q (September 1985), File No. 2-30057).

10.1.16.1 Amendments Nos. 1 and 2 to 10.1.16 as amended May 1, 1986 and February 1, 1987, respectively (Exhibit 5 to the CEC Form 10-Q (March 1987), File No. 2-30057).

10.1.16.2 Amendments Nos. 3 and 4 to 10.1.16 as amended June 1, 1987 and September 1, 1987, respectively (Exhibit 5 to the CEC Form 10-Q (September 1987), File No. 2-30057).

<PAGE 37>

                            CANAL ELECTRIC COMPANY

10.1.17 Phase II BECO AC Facilities Support Agreement, dated June 1, 1985, between BECO and certain NEPOOL utilities (Exhibit 7 to the CEC Form 10-Q (September 1985), File No. 2-30057).

10.1.17.1 Amendments Nos. 1 and 2 to 10.1.17 as amended May 1, 1986 and February 1, 1987, respectively (Exhibit 2 to the CEC Form 10-Q (March 1987), File No. 2-30057).

10.1.17.2 Amendments Nos. 3 and 4 to 10.1.17 as amended June 1, 1987 and September 1, 1987, respectively (Exhibit 4 to the CEC Form 10-Q (September 1987), File No. 2-30057).

10.1.18 Agreement Authorizing Execution of Phase II Firm Energy Contract, dated September 1, 1985, among certain NEPOOL utilities in regard to the purchase of power from Hydro Quebec (Exhibit 8 to the CEC Form 10-Q (September 1985), File No. 2-30057).

10.1.19 Agreement to Share Certain Costs Associated with the Tewksbury-Seabrook Transmission Line, by and among certain NEPOOL utilities, amending participants, dated May 8, 1986 (Exhibit 2 to the CEC 1986 Form 10-K, File No. 2-30057).

10.1.20 Power Exchange Contract, dated March 24, 1993, between New England Power Company (NEP) and CEC for an exchange of unit capacity in which NEP will purchase 20 MW of CEC's Unit 2 capacity in exchange for CEC's purchase of 20 MW of NEP's Bear Swamp Units 1 and 2 (10 MW per unit) commencing May 31, 1993 through April 28, 1997 and NEP will purchase 50 MW of CEC's Unit 2 capacity in exchange for CEC's purchase of 50 MW of NEP's Bear Swamp Units 1 and 2 (25 MW per unit) commencing November 1, 1993 through April 28, 1997 (Exhibit 1 to the CEC Form 10-Q (March 1993), File No. 2-30057).

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

<PAGE 38>

                            CANAL ELECTRIC COMPANY

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

<PAGE 39>

                            CANAL ELECTRIC COMPANY

10.2.7 Assignment and Sublease Agreement and CEC's Consent of Assignment thereto whereby ESCO-Mass assigns its rights and obligations under
          Part II of the Resupply Agreement dated February 1, 1985 to ESCO Terminals Inc., dated June 4, 1985 (Exhibit 4 to the CEC Form 10-Q (June 1985), File No. 2-30057).

Filed herewith:

Exhibit 27.
           Filed herewith as Exhibit 1 is the Financial Data Schedule for the year ended December 31, 1996.

           Filed herewith as Exhibit 2 is the restated Financial Data Schedule for the year ended December 31, 1995.

           Filed herewith as Exhibit 3 is the restated Financial Data Schedule for the year ended December 31, 1994.


(b) Reports on Form 8-K

           No reports on Form 8-K were filed during the three months ended December 31, 1996.

<PAGE 40>

                                                                                     SCHEDULE I
                                           CANAL ELECTRIC COMPANY
                                     INVESTMENTS IN, EQUITY EARNINGS OF,
                                 AND DIVIDENDS RECEIVED FROM RELATED PARTIES
                            FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                           (Dollars in Thousands)
                                     Investment                                         Investment
                                      Balance                                             Balance
Description of Investment and       Beginning of               Equity      Dividends      End of
Name of Issuer                          Year      Shares      Earnings     Received         Year

New England/Hydro-Quebec Phase II
HVDC Transmission Project -
                                                          YEAR ENDED DECEMBER 31, 1996
  New England Hydro-Transmission
    Electric Company, Inc.           $ 2 026      136 656      $  311        $  307       $2 030
  New England Hydro-Transmission
    Corporation                        1 346      673.031         187           242        1 291
      Total                          $ 3 372                   $  498        $  549       $3 321

                                                          YEAR ENDED DECEMBER 31, 1995
  New England Hydro-Transmission
    Electric Company, Inc.           $ 2 313      136 656      $  328        $  615       $2 026
  New England Hydro-Transmission
    Corporation                        1 489      734.526         211           354        1 346
      Total                          $ 3 802                   $  539        $  969       $3 372

                                                          YEAR ENDED DECEMBER 31, 1994
  New England Hydro-Transmission
    Electric Company, Inc.           $ 2 408      136 656      $  314        $  409       $2 313
  New England Hydro-Transmission
    Corporation                        1 453      785.772         193           157        1 489
      Total                          $ 3 861                   $  507        $  566       $3 802

In 1996 New England Hydro-Transmission Corporation (NEHTC) repurchased 6.52% of their outstanding shares at
$1,831.30 per share.  The Company received $112,616 for the repurchase of 61.495 shares, and included this amount with dividends.  In 1995, NEHTC repurchased 6.52% of their outstanding shares at $1,834.62 per share.
The Company received $94,017 for the repurchase of 51.246 shares, and included this amount with dividends.

<PAGE 41>

                            CANAL ELECTRIC COMPANY

                     FORM 10-K          DECEMBER 31, 1996

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

Principal Executive Officers:

WILLIAM G. POIST                                       March 27, 1997
William G. Poist,
Chairman of the Board and
Chief Executive Officer

R. D. WRIGHT                                           March 27, 1997
Russell D. Wright,
President and Chief Operating Officer

Principal Financial Officer:

JAMES D. RAPPOLI                                       March 27, 1997
James D. Rappoli
Financial Vice President and Treasurer


A majority of the Board of Directors:

WILLIAM G. POIST                                       March 27, 1997
William G. Poist, Director

R. D. WRIGHT                                           March 27, 1997
Russell D. Wright, Director

JAMES D. RAPPOLI                                       March 27, 1997
James D. Rappoli, Director