Form 10-Q
period 1997-03-31
CANAL ELECTRIC CO
filed 1997-05-14
CIK 16906

<PAGE 1>

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                         Washington, D. C. 20549-1004

                                   Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1997

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

                                                     Outstanding at
           Class of Common Stock                       May 1, 1997
        Common Stock, $25 par value                 1,523,200 shares

The Company meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q as a wholly-owned subsidiary and is therefore filing this Form with the reduced disclosure format.

<PAGE 2>

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                            CANAL ELECTRIC COMPANY

                           CONDENSED BALANCE SHEETS

                     MARCH 31, 1997 AND DECEMBER 31, 1996

                                    ASSETS

                            (Dollars in thousands)




                                                    March 31,    December 31,
                                                      1997           1996
                                                   (Unaudited)

PROPERTY, PLANT AND EQUIPMENT, at original cost    $463 927        $464 003
  Less -  Accumulated depreciation and
          amortization                              184 545         179 307
                                                    279 382         284 696
  Add  -  Construction work in progress               1 560             943
          Nuclear fuel in process                     1 830           1 597
                                                    282 772         287 236

INVESTMENTS
  Equity in corporate joint venture                   3 197           3 321

CURRENT ASSETS
  Cash                                                   12              12
  Accounts receivable-
    Affiliated companies                             10 464          10 294
    Other                                            11 029          12 390
  Electric production fuel oil                          817             979
  Prepaid taxes -
    Income                                              -                64
    Property                                            397             795
  Other                                               3 014           3 087
                                                     25 733          27 621

DEFERRED CHARGES
  Regulatory assets                                  19 081          19 859
  Other                                               5 843           5 486
                                                     24 924          25 345

                                                   $336 626        $343 523

<PAGE 3>

                            CANAL ELECTRIC COMPANY

                           CONDENSED BALANCE SHEETS

                     MARCH 31, 1997 AND DECEMBER 31, 1996

                        CAPITALIZATION AND LIABILITIES

                            (Dollars in thousands)

                                                    March 31,    December 31,
                                                      1997           1996
                                                   (Unaudited)
CAPITALIZATION
  Common Equity -
   Common stock, $25 par value -
     Authorized - 2,328,200 shares
     Outstanding - 1,523,200 shares,
       wholly-owned by Commonwealth
       Energy System (Parent)                      $ 38 080        $ 38 080
   Amounts paid in excess of par value                8 321           8 321
   Retained earnings                                 56 437          52 620
                                                    102 838          99 021
  Long-term debt, including premiums, less
   current sinking fund requirements                 83 626          83 618
                                                    186 464         182 639

CAPITAL LEASE OBLIGATIONS                            11 734          11 878

CURRENT LIABILITIES
  Interim Financing -
   Notes payable to banks                            15 375          26 550
   Advances from affiliates                           6 300           7 250
                                                     21 675          33 800
  Other Current Liabilities -
   Current sinking fund requirements                    350             350
   Accounts payable -
     Affiliated companies                             1 331           1 347
     Other                                           17 125          18 123
   Accrued taxes -
     Income                                           2 481             -
     Local property and other                           541             795
   Capital lease obligations                            576             576
   Accrued interest and other                         4 479           3 986
                                                     26 883          25 177
                                                     48 558          58 977
DEFERRED CREDITS
  Accumulated deferred income taxes                  71 247          71 550
  Unamortized investment tax credits and other       18 623          18 479
                                                     89 870          90 029

COMMITMENTS AND CONTINGENCIES
                                                   $336 626        $343 523

                            See accompanying notes.

<PAGE 4>

                            CANAL ELECTRIC COMPANY

             CONDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS

              FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                            (Dollars in thousands)
                                  (Unaudited)


                                                  1997         1996

ELECTRIC OPERATING REVENUES
  Sales to affiliated companies                 $34 310       $27 746
  Sales to non-affiliated companies              27 376        20 175
                                                 61 686        47 921

OPERATING EXPENSES
  Fuel used in production                        35 878        22 961
  Electricity purchased for resale                2 672         1 937
  Other operation and maintenance                 8 596         8 948
  Depreciation                                    5 065         4 546
  Taxes -
    Income                                        2 542         3 085
    Local property                                  670           696
    Payroll and other                               228           231
                                                 55 651        42 404

OPERATING INCOME                                  6 035         5 517

OTHER INCOME                                        124         1 944

INCOME BEFORE INTEREST CHARGES                    6 159         7 461

INTEREST CHARGES
  Long-term debt                                  1 978         2 049
  Other interest charges                            391           473
  Allowance for borrowed funds
    used during construction                        (27)          (30)
                                                  2 342         2 492

NET INCOME                                        3 817         4 969

RETAINED EARNINGS -
  Beginning of period                            52 620        52 070
  Dividends on common stock                         -          (3 838)

RETAINED EARNINGS -
  End of period                                 $56 437       $53 201


                            See accompanying notes.

<PAGE 5>

                            CANAL ELECTRIC COMPANY

                      CONDENSED STATEMENTS OF CASH FLOWS

              FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                             (Dollars in Thousands)
                                  (Unaudited)


                                                       1997           1996

OPERATING ACTIVITIES
  Net income                                         $ 3 817        $ 4 969
  Effects of noncash items -
   Depreciation and amortization                       6 273          5 707
   Deferred income taxes and investment
     tax credits, net                                   (439)          (411)
   Earnings from corporate joint venture                (117)          (136)
  Dividends from corporate joint venture                 241            -
  Change in working capital, exclusive of cash
   and interim financing                               3 594         (2 361)
  All other operating items                             (264)          (716)
Net cash provided by operating activities             13 105          7 052

INVESTING ACTIVITIES
  Additions to property, plant and equipment
   (exclusive of AFUDC)                                 (953)        (1 754)
  Allowance for borrowed funds used
   during construction                                   (27)           (30)
Net cash used for investing activities                  (980)        (1 784)

FINANCING ACTIVITIES
  Payment of short-term borrowings                   (11 175)       (13 850)
  Payment of dividends                                    -          (3 838)
  Advances from (payments to) affiliates                (950)        12 605
  Sinking fund payments                                  -             (184)
Net cash used for financing activities               (12 125)        (5 267)

Net increase in cash                                      -               1
Cash at beginning of period                               12             12
Cash at end of period                                $    12        $    13


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period for:
   Interest (net of capitalized amounts)             $ 1 880         $2 072
   Income taxes                                      $   604         $2 335






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

        The Company has 114 regular employees including 87 (76%) represented by a collective bargaining agreement that was scheduled to expire in May 1997. During the quarter, a new agreement was reached that will remain in effect through June 1, 2001.

        The Company is a wholesale power company and operates two generating units under life-of-the-unit power contracts on file with the FERC. The price of power is based on a two-part rate consisting of a demand charge and an energy charge. The demand charge covers all expenses except fuel costs and includes the recovery of the original investment. It also provides for any adjustments to that investment over the economic lives of the units. The energy charge is based on the cost of fuel and is billed to each purchaser in proportion to its purchase of power. Purchasers are billed monthly.

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

        The unaudited financial statements for the periods ended March 31, 1997 and 1996, reflect, in the opinion of the Company, all adjustments (consisting of only normal recurring accruals) necessary to summarize fairly the results for such periods. In addition, certain prior period amounts are reclassified from time to time to conform with the presentation used in the current period's financial statements.

        The Company's significant accounting policies are described in Note 2 of Notes to Financial Statements included in its 1996 Annual Report on Form 10-K filed with the Securities and Exchange Commission. For interim reporting purposes, the Company follows these same basic accounting policies but considers each interim period as an integral part of an annual period and makes allocations of certain expenses to interim periods based upon estimates of such expenses for the year.

<PAGE 7>

                            CANAL ELECTRIC COMPANY

        (b) Regulatory Assets

        The Company is regulated as to rates, accounting and other matters by various authorities, including the Federal Energy Regulatory Commission
   (FERC) and the Massachusetts Department of Public Utilities (DPU).

        Based on the current regulatory framework, the Company accounts for the economic effects of regulation in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." The Company has established various regulatory assets in cases where the FERC has permitted or is expected to permit recovery of specific costs over time. Effective January 1, 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 imposes stricter criteria for regulatory assets by requiring that such assets be probable of future recovery at each balance sheet date.
   SFAS No. 121 did not have an impact on the Company's financial position upon adoption. This result may change as modifications are made to the current regulatory framework due to ongoing electric utility restructuring efforts in Massachusetts. For additional information relating to electric industry restructuring, see Management's Discussion and Analysis of Results of Operations.

        The principal regulatory assets included in deferred charges were as follows:

                                               March 31,    December 31,
                                                 1997           1996
                                               (Dollars in thousands)


        Deferred income taxes                 $13 638          $13 597
        Seabrook related costs                  5 443            6 262
          Total regulatory assets             $19 081          $19 859


(3)     Commitments and Contingencies

        Construction

        The Company is engaged in a continuous construction program presently estimated at $68.2 million for the five-year period 1997 through 2001. Of that amount, $20 million is estimated for 1997. As of March 31, 1997, construction expenditures, including an allowance for funds used during construction, amounted to approximately $1 million. The program is subject to periodic review and revision because of factors such as changes in business conditions, rates of customer growth, effects of inflation, maintenance of reliable and safe service, equipment delivery schedules, licensing delays, availability and cost of capital and environmental factors. The Company expects to finance these expenditures with internally generated funds and short-term borrowings.

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

      A summary of the period to period changes in the principal items included in the Condensed Statements of Income for the three months ended March 31, 1997 and 1996 and unit sales for these periods is shown below:

                                                     Three Months
                                                    Ended March 31,
                                                     1997 and 1996
                                                  Increase (Decrease)
                                                (Dollars in Thousands)

Electric Operating Revenues                       $ 13 765    28.7%

Operating Expenses -
  Fuel used in production                           12 917     56.3
  Electricity purchased for resale                     735     37.9
  Other operation and maintenance                     (352)    (3.9)
  Depreciation                                         519     11.4
  Taxes -
    Federal and state income                          (543)   (17.6)
    Local property and other                           (29)    (3.1)
                                                    13 247     31.2

Operating Income                                       518      9.4

Other Income                                        (1 820)   (93.6)

Income Before Interest Charges                      (1 302)   (17.4)

Interest Charges                                      (150)    (6.0)

Net Income                                        $ (1 152)   (23.2)

Unit Sales (MWH) Increase                          594 915     70.0


    The following is a summary of unit sales for the periods indicated:

                                       Unit Sales (MWH)
Three Months                           Purchased
   Ended          Unit 1    Unit 2     For Resale    Seabrook 1    Total
March 31, 1997   981 702   298 701        75 841       88 414    1 444 658
March 31, 1996   571 299   135 094        66 651       76 699      849 743

<PAGE 9>

                            CANAL ELECTRIC COMPANY

  Revenue, Fuel and Purchased Power

        Operating revenues for the first quarter of 1997 increased $13.8 million or 28.7% due primarily to the significant increase in unit sales that reflects the increased availability of Units 1 and 2 due to the timing of both scheduled and unscheduled maintenance. The increase in unit sales during the quarter also reflects a higher level of purchases made on behalf of affiliated retail distribution companies and an increase in power from Seabrook.

        The significant increase in fuel used in production reflects the impact of the increased availability of Units 1 and 2, offset in part by the lower average cost of oil. Fuel, purchased power and transmission costs represented approximately 64% and 54% of operating revenues in the first quarter of 1997 and 1996, respectively, and averaged 2.7 cents per KWH in the current period as compared to 3 cents per KWH for the corresponding period a year ago.

  Other Operating Expenses

        Other operation and maintenance decreased by 3.9% due primarily to lower postretirement benefits costs ($228,000). The 11.4% increase in depreciation expense reflects a higher level of plant-in-service. Federal and state income taxes decreased due to a lower level of pretax income.

  Other Income and Interest Charges

        The significant decrease in other income during the current three-month period was primarily due to the absence of the 1996 reversal of a reserve for costs associated with postretirement benefits (approximately $1.8 million) following Federal Energy Regulatory Commission acceptance of rate schedules which provided for the recovery of these costs over a six-month period that began in March 1996.

        Total interest charges decreased 6% during the quarter due to lower long-term interest reflecting the retirement of Series A First Mortgage Bonds during the second quarter of 1996 and a lower average level of short-term borrowings.

  Electric Industry Restructuring

        In August 1995, the DPU issued an order calling for the restructuring of the electric utility industry in Massachusetts. On May 1, 1996, the DPU issued a draft order containing proposed rules for implementing electric industry restructuring, and on December 30, 1996 the DPU issued a final order announcing its "Model Rules and Legislative Proposal" as a guide in the creation of a competitive market for electric generation in Massachu-setts. Legislative proposals concerning electric industry restructuring have also been filed by the Governor of the Commonwealth of Massachusetts, on February 24, 1997, and by the Massachusetts Legislature's own Joint Committee on Electric Utility Restructuring (the Committee), on March 20, 1997. Each of the plans proposed by the DPU, the Governor and the Committee is intended to provide customers with the opportunity to achieve lower electric bills beginning on the target date of January 1, 1998.

<PAGE 10>

                            CANAL ELECTRIC COMPANY

        The Company has FERC-approved power contracts in effect with various retail electric utilities (including certain affiliates). The retail electric utilities with whom the Company has power contracts are directly affected by the state's electric industry restructuring order. The Company believes that it will continue to collect the costs associated with these FERC-approved power contracts. However, the auction process discussed below could have an impact on these contractual obligations in the future.

        In its "Model Rules," the DPU has proposed that the minimum structural reorganization needed to create a competitive market is the functional separation of generation, transmission and distribution within one integrated company, and the establishment of a separate marketing affiliate if a company retains generation assets. Other elements of the DPU's Model Rules provide that electric customers will be able to buy their power on the open market; distribution services will remain a service that continues to be provided exclusively by the existing local distribution companies in clearly defined service territories; and customers will have three types of electric generation choices. First, customers may enter into unregulated agreements with a competitive supplier for the provision of generation. Second, customers may continue to buy power directly from their electric distribution company at a price regulated by the DPU.
  Third, customers who have received generation from a competitive supplier but who, for any reason, have stopped receiving such generation will be able to receive default generation service provided by distribution companies at spot market price.

        The Governor's restructuring proposal includes: a standard offer generation service option for residential and small business customers for a five-year period; recovery by electric utilities of net, non-mitigable stranded costs over a 12-year period; the recovery of reasonable employee transition costs for utility workers directly affected by electric industry restructuring; and, at a minimum, the functional separation of generation, transmission and distribution services. The Governor's legislation also provides a mechanism for electric utilities to reduce their stranded costs by financing the renegotiation or buy-out of above-market purchase power contracts. The bill authorizes the Massachusetts Industrial Finance Agency to issue electric rate reduction bonds to electric utilities that receive a financing order from the DPU. The criteria for eligibility to apply for the financing order include: (1) DPU approval of a plan to provide retail access and divestiture of non-nuclear generating assets; and (2) demonstration that such contract buy-out or purchase, including the cost of financing, will substantially reduce costs to ratepayers.

        The Committee issued both a comprehensive report, which outlines options for the Legislature's consideration as debate on restructuring continues, and a set of recommendations and a legislative package that is designed to implement electric industry restructuring in Massachusetts. Elements of the Committee's legislative proposal include the functional separation of utility companies into generation, transmission and distribution companies. Transmission and distribution companies would remain regulated while generation companies would be unregulated with pricing determined by the market. The Committee's proposal establishes a retail access date of January 1, 1998 or later, as determined by the DPU, calls for a 10% rate reduction for all customers and allows for the recovery of certain net, non-mitigable stranded costs over a ten-year

<PAGE 11>

                            CANAL ELECTRIC COMPANY

  period. The proposal also encourages divestiture as a mitigation measure by authorizing companies to securitize stranded costs through the issuance of rate reduction bonds only where the company has divested itself of non-nuclear generation assets. On May 6, 1997, the system submitted comments on the Committee's legislative proposal making specific recommendations for changes with respect to increasing the time frame for recovery of stranded costs including power contracts, the increased use of securitization and other issues. The Massachusetts Legislature, which will render the final passage of any restructuring law, is now considering the legislative proposals of the DPU, the Governor and the Committee.

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

        The system has engaged in preliminary settlement discussions with the Attorney General and has provided the Attorney General with information to further the development of a comprehensive settlement. In the unlikely event that the parties are unable to complete a settlement, the system would file a full restructuring plan with the DPU.

        On March 31, 1997, the system submitted a report to the DPU which detailed the proposed auction process for selling its electric generation assets (including the Company's Units 1 and 2) and entitlements. The process will include a standard, sealed-bid auction for generation assets and an ascending-bid auction for power contracts with the securitization of remaining obligations. The auction process would provide a market-based approach to maximizing stranded cost mitigation.

<PAGE 12>

                            CANAL ELECTRIC COMPANY

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings

        None.

Item 5. Other Information

        None.

Item 6. Exhibits and Reports on Form 8-K

   (a)  Exhibits

        Exhibit 27 - Financial Data Schedule

        Filed herewith as Exhibit 1 is the Financial Data Schedule for the three months ended March 31, 1997.

   (b)  Reports on Form 8-K

        No reports on Form 8-K were filed during the three months ended March 31, 1997.

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




Date:  May 14, 1997