Form 10-Q
period 1997-06-30
CANAL ELECTRIC CO
filed 1997-08-14
CIK 16906

<PAGE 1>

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                         Washington, D. C. 20549-1004

                                   Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1997

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

                                                     Outstanding at
           Class of Common Stock                     August 1, 1997

        Common Stock, $25 par value                 1,523,200 shares

The Company meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q as a wholly-owned subsidiary and is therefore filing this Form with the reduced disclosure format.

<PAGE 2>

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                            CANAL ELECTRIC COMPANY

                           CONDENSED BALANCE SHEETS

                      JUNE 30, 1997 AND DECEMBER 31, 1996

                                    ASSETS

                            (Dollars in thousands)



                                                    June 30,     December 31,
                                                      1997           1996
                                                   (Unaudited)

PROPERTY, PLANT AND EQUIPMENT, at original cost    $463 557        $464 003
  Less -  Accumulated depreciation and
          amortization                              189 615         179 307
                                                    273 942         284 696
  Add  -  Construction work in progress               2 880             943
          Nuclear fuel in process                     2 068           1 597
                                                    278 890         287 236

INVESTMENTS
  Equity in corporate joint venture                   3 302           3 321

CURRENT ASSETS
  Cash                                                   13              12
  Accounts receivable-
    Affiliated companies                              9 676          10 294
    Other                                             7 596          12 390
  Electric production fuel oil                          836             979
  Prepaid taxes -
   Income                                               -                64
   Property                                             -               795
  Other                                               2 724           3 087
                                                     20 845          27 621

DEFERRED CHARGES
  Regulatory assets                                  18 735          19 859
  Other                                               9 061           5 486
                                                     27 796          25 345

                                                   $330 833        $343 523

<PAGE 3>

                            CANAL ELECTRIC COMPANY

                           CONDENSED BALANCE SHEETS

                      JUNE 30, 1997 AND DECEMBER 31, 1996

                        CAPITALIZATION AND LIABILITIES

                            (Dollars in thousands)

                                                    June 30,     December 31,
                                                      1997           1996
                                                   (Unaudited)
CAPITALIZATION
  Common Equity -
   Common stock, $25 par value -
     Authorized - 2,328,200 shares
     Outstanding - 1,523,200 shares,
       wholly-owned by Commonwealth
       Energy System (Parent)                      $ 38 080        $ 38 080
   Amounts paid in excess of par value                8 321           8 321
   Retained earnings                                 56 314          52 620
                                                    102 715          99 021
  Long-term debt, including premiums, less
   current sinking fund requirements and
   maturing debt                                     84 267          83 618
                                                    186 982         182 639

CAPITAL LEASE OBLIGATIONS                            11 591          11 878

CURRENT LIABILITIES
  Interim Financing -
   Notes payable to banks                            16 575          26 550
   Advances from affiliates                           1 840           7 250
                                                     18 415          33 800
  Other Current Liabilities -
   Current sinking fund requirements                    350             350
   Accounts payable -
     Affiliated companies                             1 444           1 347
     Other                                           14 592          18 123
   Accrued taxes -
     Income                                             414             -
     Local property and other                            21             795
   Capital lease obligations                            575             576
   Accrued interest and other                         6 449           3 986
                                                     23 845          25 177
                                                     42 260          58 977
DEFERRED CREDITS
  Accumulated deferred income taxes                  71 316          71 550
  Unamortized investment tax credits and other       18 684          18 479
                                                     90 000          90 029

COMMITMENTS AND CONTINGENCIES
                                                   $330 833        $343 523

                            See accompanying notes.

<PAGE 4>

                            CANAL ELECTRIC COMPANY

             CONDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS

           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996

                            (Dollars in thousands)
                                  (Unaudited)
                                      Three Months Ended    Six Months Ended
                                        1997      1996        1997     1996
                                                (Dollars in Thousands)

ELECTRIC OPERATING REVENUES
  Sales to affiliated companies       $27 997   $22 219    $ 62 307  $ 49 965
  Sales to non-affiliated companies    16 551    17 856      43 927    38 031
                                       44 548    40 075     106 234    87 996

OPERATING EXPENSES
  Fuel used in production              19 174    14 941      55 052    37 902
  Electricity purchased for resale      1 307     1 155       3 979     3 092
  Other operation and maintenance       9 697    10 300      18 293    19 248
  Depreciation                          5 066     4 546      10 131     9 092
  Taxes -
    Income                              2 478     2 399       5 020     5 484
    Local property                        760       537       1 430     1 233
    Payroll and other                     224       192         452       423
                                       38 706    34 070      94 357    76 474

OPERATING INCOME                        5 842     6 005      11 877    11 522

OTHER INCOME                              114       349         238     2 293

INCOME BEFORE INTEREST CHARGES          5 956     6 354      12 115    13 815

INTEREST CHARGES
  Long-term debt                        1 976     2 006       3 954     4 055
  Other interest charges                  333       534         724     1 007
  Allowance for borrowed funds
    used during construction              (38)      (25)        (65)      (55)
                                        2 271     2 515       4 613     5 007

NET INCOME                              3 685     3 839       7 502     8 808

RETAINED EARNINGS -
  Beginning of period                  56 437    53 201      52 620    52 070
  Dividends on common stock            (3 808)   (4 951)     (3 808)   (8 789)

RETAINED EARNINGS -
  End of period                       $56 314   $52 089    $ 56 314  $ 52 089


                            See accompanying notes.

<PAGE 5>

                            CANAL ELECTRIC COMPANY

                      CONDENSED STATEMENTS OF CASH FLOWS

                FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996

                            (Dollars in thousands)
                                  (Unaudited)


                                                       1997           1996
                                                     (Dollars in Thousands)

OPERATING ACTIVITIES
  Net income                                         $ 7 502        $ 8 808
  Effects of noncash items -
   Depreciation and amortization                      11 880         11 465
   Deferred income taxes and investment
     tax credits, net                                   (611)          (859)
   Earnings from corporate joint venture                (222)          (250)
  Dividends from corporate joint venture                 241            192
  Change in working capital, exclusive of cash
   and interim financing                               5 445         (6 580)
  All other operating items                           (2 728)          (754)
Net cash provided by operating activities             21 507         12 022

INVESTING ACTIVITIES
  Additions to property, plant and equipment
   (exclusive of AFUDC)                               (2 248)        (7 041)
  Allowance for borrowed funds used
   during construction                                   (65)           (55)
Net cash used for investing activities                (2 313)        (7 096)

FINANCING ACTIVITIES
  Payment of short-term borrowings                    (9 975)          (725)
  Payment of dividends                                (3 808)        (8 789)
  Advances from (payments to) affiliates              (5 410)         8 375
  Long-term debt issue refunded                          -           (3 420)
  Sinking fund payments                                  -             (367)
Net cash used for financing activities               (19 193)        (4 926)

Net increase in cash                                       1              -
Cash at beginning of period                               12             12
Cash at end of period                                $    13        $    12


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period for:
   Interest (net of capitalized amounts)             $ 4 428        $ 5 042
   Income taxes                                      $ 4 527        $ 8 376




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

         The Company has 111 regular employees including 85 (77%) represented by a collective bargaining agreement that was scheduled to expire in May 1997. During the first quarter of 1997, a new agreement was reached that will remain in effect through May 31, 2001. Employee relations have generally been satisfactory.

         During the second quarter of 1997, the system initiated a voluntary personnel reduction program. For additional information, see the "Personnel Reduction Program" section under Management's Discussion and Analysis of Results of Operations.

         The Company is a wholesale power company and operates two generating units under life-of-the-unit power contracts on file with the Federal Energy Regulatory Commission (FERC). The price of power is based on a two-part rate consisting of a demand charge and an energy charge. The demand charge covers all expenses except fuel costs and includes the re-covery of the original investment. It also provides for any adjustments to that investment over the economic lives of the units. The energy charge is based on the cost of fuel and is billed to each purchaser in proportion to its purchase of power. Purchasers are billed monthly.

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

         The unaudited financial statements for the periods ended June 30, 1997 and 1996, reflect, in the opinion of the Company, all adjustments (consisting of only normal recurring accruals) necessary to summarize fairly the results for such periods. In addition, certain prior period amounts are reclassified from time to time to conform with the presenta-tion used in the current period's financial statements.

         The Company's significant accounting policies are described in Note 2 of Notes to Financial Statements included in its 1996 Annual Report on Form 10-K filed with the Securities and Exchange Commission. For interim

<PAGE 7>

                            CANAL ELECTRIC COMPANY

     reporting purposes, the Company follows these same basic accounting policies but considers each interim period as an integral part of an annual period and makes allocations of certain expenses to interim periods based upon estimates of such expenses for the year.

         (b) Regulatory Assets

         The Company is regulated as to rates, accounting and other matters by various authorities, including the FERC and the Massachusetts Department of Public Utilities (DPU).

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

         The principal regulatory assets included in deferred charges were as follows:
                                               June 30,     December 31,
                                                 1997           1996
                                               (Dollars in thousands)

        Deferred income taxes                  $13 679         $13 597
        Seabrook related costs                   5 056           6 262
          Total regulatory assets              $18 735         $19 859

(3)  Commitments and Contingencies

         Construction

         The Company is engaged in a continuous construction program presently estimated at $68.2 million for the five-year period 1997 through 2001.
     Of that amount, $20 million is estimated for 1997. As of June 30, 1997, construction expenditures, including an allowance for funds used during construction, amounted to approximately $2.3 million. The program is subject to periodic review and revision because of factors such as changes in business conditions, rates of customer growth, effects of inflation, maintenance of reliable and safe service, equipment delivery schedules, licensing delays, availability and cost of capital and environmental factors. The Company expects to finance these expenditures with internally generated funds and short-term borrowings.

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

      A summary of the period to period changes in the principal items included in the condensed statements of income for the three and six months ended June 30, 1997 and 1996 and unit sales for these periods is shown below:

                                     Three Months Ended    Six Months Ended
                                           June 30,           June 30,
                                        1997 and 1996       1997 and 1996
                                              Increase (Decrease)
                                            (Dollars in thousands)

Electric Operating Revenues          $  4 473    11.2%     $ 18 238    20.7%

Operating Expenses -
  Fuel used in production               4 233    28.3        17 150    45.2
  Electricity purchased for resale        152    13.2           887    28.7
  Other operation and maintenance        (603)   (5.6)         (955)   (5.0)
  Depreciation                            520    11.4         1 039    11.4
  Taxes -
    Federal and state income               79     3.3          (464)   (8.5)
    Local property and other              255    35.0           226    13.6
                                        4 636    13.6        17 883    23.4

Operating Income                         (163)   (2.7)          355     3.1

Other Income                             (235)  (67.3)       (2 055)  (89.6)

Income Before Interest Charges           (398)   (6.3)       (1 700)  (12.3)

Interest Charges                         (244)   (9.7)         (394)   (7.9)

Net Income                           $   (154)   (4.0)      $(1 306)  (14.8)

Unit Sales (MWH) Increase             266 177    44.9       861 092    59.7


                             Three Months Ended          Six Months Ended
                                   June 30,                  June 30,
MWH Unit Sales                  1997 and 1996             1997 and 1996

Canal Unit 1                  526 167     483 411    1 507 869   1 054 710
Canal Unit 2                  256 933         -        555 634     135 094
Seabrook 1                     51 111      87 839      126 952     164 538
Purchased for Resale           24 994      21 778      113 408      88 429
                              859 205     593 028    2 303 863   1 442 771

<PAGE 9>

                            CANAL ELECTRIC COMPANY

  Revenue, Fuel and Purchased Power

      Operating revenues for the three and six months ended June 30, 1997 increased approximately $4.5 million or 11.2% and $18.2 million or 20.7%, respectively due primarily to a significant increase in unit sales during both periods. The increase in unit sales during both periods was due to the increased availability of Units 1 and 2 due to the timing of both scheduled and unscheduled maintenance. Also affecting unit sales in both periods was a lower level of power from Seabrook reflecting the timing of a refueling outage which occurred during the quarter and an increase in purchases made on behalf of affiliated retail distribution companies.

      The significant increase in fuel used in production during the current three and six-month periods reflects the increased availability of Units 1 and 2. Fuel, purchased power and transmission costs for the current three and six-month periods represented approximately 48% and 57%, respectively, of operating revenues and averaged 2.48 cents and 2.63 cents per KWH, respectively, as compared to 2.86 cents and 2.96 cents per KWH for the same periods of 1996.

  Other Operating Expenses

      During the current quarter and first six months of 1997, other operation and maintenance decreased by $603,000 or 5.6% and $955,000 or 5%, respec-tively, due primarily to lower postretirement benefit costs ($828,000 and $1,055,000, respectively). Also affecting the change in other operation and maintenance during both periods was lower maintenance related to Unit
  2, offset by an increase in maintenance related to Seabrook. Depreciation expense increased in both current periods due to higher levels of plant-in-service. Federal and state income taxes decreased 8.5% in the six-month period due to a lower level of pretax income. The increase in local property and other taxes reflects changes in property assessments.

  Other Income and Interest Charges

      The significant decrease in other income during the first half of 1997 was primarily due to the absence of the 1996 reversal of a reserve for costs associated with postretirement benefits (approximately $1.8 million) following Federal Energy Regulatory Commission acceptance of rate schedules which provided for the recovery of these costs over a six-month period that began in March 1996.

      Total interest charges decreased for the current quarter and first six months of 1997 by 9.7% and 7.9%, respectively, due to lower long-term interest reflecting the retirement of Series A First Mortgage Bonds during the second quarter of 1996 and a lower average level of short-term borrowings.

  Personnel Reduction Program

      As initially discussed in the Company's 1996 Annual Report on Form 10-K filed with the Securities and Exchange Commission, the Company announced the details of a system-wide voluntary Personnel Reduction Program (PRP) in May 1997. The goal of the PRP is to achieve a reduced, more efficient and more productive workforce in response to the significant regulatory changes facing the System's companies. This action follows the recent management consolidation of the system's electric and gas operations. The expectation is that the workforce will be reduced by 15% to 20%.

<PAGE 10>

                            CANAL ELECTRIC COMPANY

      The PRP is offered to substantially all regular and part-time employees of the system. Eligibility for employees covered by collective bargaining agreements is subject to negotiation. The election period is from May 13 through August 29, 1997. The system reserves the right to limit the number of participants in the program to 300; however, the system expects the final participation level to exceed this amount.

      The program provides severance based on years of service, the continu-ation of certain health and dental insurance for specified periods and limited reimbursement for certain educational and/or outplacement services.

      Currently, approximately 26% of the Company employees have applied for the PRP. The Company estimates the cost of termination benefits, as described above, for the expected participants will approximate $2.7 million. These costs have been deferred and will be addressed separately as part of the industry restructuring process.

  Electric Industry Restructuring

      On December 30, 1996, the DPU issued a final order announcing its "Model Rules and Legislative Proposal" as a guide in the creation of a competitive market for electric generation in Massachusetts. Legislative proposals concerning electric industry restructuring were filed by the former Gover-nor of the Commonwealth of Massachusetts on February 24, 1997, and by the Massachusetts Legislature's own Joint Committee on Electric Utility Re-structuring (the Committee) on March 20, 1997. Each of the plans proposed by the DPU, the Governor and the Committee is intended to provide customers with the opportunity to achieve lower electric bills beginning on the target date of January 1, 1998.

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

      In its "Model Rules," the DPU has proposed that the minimum structural reorganization needed to create a competitive market is the functional separation of generation, transmission and distribution within one inte-grated company, and the establishment of a separate marketing affiliate if a company retains generation assets. Other elements of the DPU's Model Rules provide that electric customers will be able to buy their power on the open market; distribution services will remain a service that continues to be provided exclusively by the existing local distribution companies in clearly defined service territories; and customers will have three types of electric generation choices. First, customers may enter into unregulated agreements with a competitive supplier for the provision of generation. Second, customers may continue to buy power directly from their electric distribution company at a price regulated by the DPU, which is known as standard offer service. Third, customers who have received generation from a competitive supplier but who, for any reason, have stopped receiving such generation will be able to receive default generation service provided by distribution companies at spot market price.

<PAGE 11>

                            CANAL ELECTRIC COMPANY

      The former Governor's restructuring proposal includes: a standard offer generation service option for residential and small business customers for a five-year period; recovery by electric utilities of net, non-mitigable stranded costs over a 12-year period; the recovery of reasonable employee transition costs for utility workers directly affected by electric industry restructuring; and, at a minimum, the functional separation of generation, transmission and distribution services. The Governor's legislation also provides a mechanism for electric utilities to reduce their stranded costs by financing the renegotiation or buy-out of above-market purchased power contracts. The bill authorizes the Massachusetts Industrial Finance Agency to issue electric rate reduction bonds to electric utilities that receive a financing order from the DPU. The criteria for eligibility to apply for the financing order include: (1) DPU approval of a plan to provide retail access and divestiture of non-nuclear generating assets; and (2) demonstra-tion that such contract buy-out or purchase, including the cost of financ-ing, will substantially reduce costs to ratepayers.

      The Committee issued both a comprehensive report, which outlines options for the Legislature's consideration as debate on restructuring continues, and a set of recommendations and a legislative package that is designed to implement electric industry restructuring in Massachusetts. Elements of the Committee's legislative proposal include the functional separation of utility companies into generation, transmission and distribution companies. Transmission and distribution companies would remain regulated while generation companies would be unregulated with pricing determined by the market. The Committee's proposal establishes a retail access date of January 1, 1998 or later, as determined by the DPU, calls for a 10% rate reduction for all customers and allows for the recovery of certain net, non-mitigable stranded costs over a ten-year period. The proposal also encourages divestiture as a mitigation measure by authorizing companies to securitize stranded costs through the issuance of rate reduction bonds only where the company has divested itself of non-nuclear generation assets. On May 6, 1997, the system submitted comments on the Committee's legislative proposal making specific recommendations for changes with respect to increasing the time frame for recovery of stranded costs including power contracts, the increased use of securitization and other issues. The Massachusetts Legislature, which will render the final passage of any restructuring law, is now considering the legislative proposals of the DPU, the former Governor and the Committee.

      During the last several months, three Massachusetts electric utilities have announced negotiated settlement agreements with the Massachusetts Attorney General's Office (Attorney General) that include divestiture of generating assets, provision for a 10% reduction in customers' charges and recovery of stranded costs through a non-bypassable access charge. One settlement agreement has been approved by the DPU. Implementation of any restructuring settlement may be affected by actions of the Massachusetts Legislature.

      The system has recently engaged in formal settlement discussions with the Attorney General and has provided the Attorney General with information to further the development of a comprehensive settlement. In the unlikely event that the parties are unable to complete a settlement, the system would file a full restructuring plan with the DPU.

      On March 31, 1997, the system submitted a report to the DPU which detailed the proposed auction process for selling its electric generation

<PAGE 12>

                            CANAL ELECTRIC COMPANY

  assets (including the Company's Units 1 and 2) and entitlements. The process will include a standard, sealed-bid auction for generation assets and purchased power contracts with the securitization of remaining obliga-tions. The auction process would provide a market-based approach to maximizing stranded cost mitigation. The system anticipates that the bidding process will begin shortly after Labor Day.

  Environmental Matters

      The Company is subject to laws and regulations administered by federal, state and local authorities relating to the quality of the environment. These laws and regulations affect, among other things, the siting and operation of electric generating and transmission facilities and can require the installation of expensive air and water pollution control equipment. These regulations have had an impact on the Company's opera-tions in the past and will continue to have an impact on future operations, capital costs and construction schedules of major facilities.

<PAGE 13>

                            CANAL ELECTRIC COMPANY

                          PART II - OTHER INFORMATION

Item 1.       Legal Proceedings

        None.

Item 5. Other Information

        None.

Item 6. Exhibits and Reports on Form 8-K

   (a)  Exhibits

        Exhibit 27 - Financial Data Schedule

        Filed herewith as Exhibit 1 is the Financial Data Schedule for the six months ended June 30, 1997.

        Filed herewith as Exhibit 2 is the restated Financial Data Schedule for the six months ended June 30, 1996.

   (b)  Reports on Form 8-K

        No reports on Form 8-K were filed during the three months ended June 30, 1997.

<PAGE 14>

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



Date:  August 14, 1997