Form 10-Q
period 1997-09-30
CANAL ELECTRIC CO
filed 1997-11-14
CIK 16906

<PAGE 1>

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                         Washington, D. C. 20549-1004

                                   Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1997

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

                                                    Outstanding at
           Class of Common Stock                   November 1, 1997

        Common Stock, $25 par value                1,523,200 shares

The Company meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q as a wholly-owned subsidiary and is therefore filing this Form with the reduced disclosure format.

<PAGE 2>

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                            CANAL ELECTRIC COMPANY

                           CONDENSED BALANCE SHEETS

                   SEPTEMBER 30, 1997 AND DECEMBER 31, 1996

                                    ASSETS

                            (Dollars in thousands)



                                                 September 30,  December 31,
                                                     1997           1996
                                                  (Unaudited)

PROPERTY, PLANT AND EQUIPMENT, at original cost    $465,615        $464,003
  Less -  Accumulated depreciation and
          amortization                              195,036         179,307
                                                    270,579         284,696
  Add  -  Construction work in progress               4,207             943
          Nuclear fuel in process                       180           1,597
                                                    274,966         287,236

INVESTMENTS
  Equity in corporate joint venture                   3,300           3,321

CURRENT ASSETS
  Cash                                                   13              12
  Accounts receivable-
    Affiliated companies                              9,505          10,294
    Other                                            13,006          12,390
  Electric production fuel oil                          863             979
  Prepaid taxes -
    Income                                                -              64
    Property                                          1,260             795
  Other                                               2,418           3,087
                                                     27,065          27,621

DEFERRED CHARGES
  Regulatory assets                                  18,375          19,859
  Other                                               9,534           5,486
                                                     27,909          25,345

                                                   $333,240        $343,523







                            See accompanying notes.

<PAGE 3>

                            CANAL ELECTRIC COMPANY

                           CONDENSED BALANCE SHEETS

                   SEPTEMBER 30, 1997 AND DECEMBER 31, 1996

                        CAPITALIZATION AND LIABILITIES

                            (Dollars in thousands)

                                                 September 30,  December 31,
                                                     1997           1996
                                                  (Unaudited)
CAPITALIZATION
  Common Equity -
    Common stock, $25 par value -
      Authorized - 2,328,200 shares
      Outstanding - 1,523,200 shares,
        wholly-owned by Commonwealth
        Energy System (Parent)                     $ 38,080        $ 38,080
    Amounts paid in excess of par value               8,321           8,321
    Retained earnings                                56,252          52,620
                                                    102,653          99,021
  Long-term debt, including premiums, less
    current sinking fund requirements                83,917          83,618
                                                    186,570         182,639

CAPITAL LEASE OBLIGATIONS                            11,448          11,878

CURRENT LIABILITIES
  Interim Financing -
    Notes payable to banks                           10,075          26,550
    Advances from affiliates                          2,395           7,250
                                                     12,470          33,800
  Other Current Liabilities -
    Current sinking fund requirements                   350             350
    Accounts payable -
      Affiliated companies                            1,171           1,347
      Other                                          21,511          18,123
    Accrued taxes -
      Income                                          1,226             -
      Local property and other                        1,479             795
    Capital lease obligations                           574             576
    Accrued interest and other                        6,612           3,986
                                                     32,923          25,177
                                                     45,393          58,977
DEFERRED CREDITS
  Accumulated deferred income taxes                  71,271          71,550
  Unamortized investment tax credits and other       18,558          18,479
                                                     89,829          90,029

COMMITMENTS AND CONTINGENCIES
                                                   $333,240        $343,523


                            See accompanying notes.

<PAGE 4>

                            CANAL ELECTRIC COMPANY

             CONDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS

        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                            (Dollars in thousands)
                                  (Unaudited)

                                     Three Months Ended   Nine Months Ended
                                       1997     1996         1997      1996


ELECTRIC OPERATING REVENUES
  Sales to affiliated companies      $33,075  $27,627     $ 95,382   $ 77,592
  Sales to non-affiliated companies   22,162   20,161       66,089     58,192
                                      55,237   47,788      161,471    135,784

OPERATING EXPENSES
  Fuel used in production             30,510   21,453       85,562     59,355
  Electricity purchased for resale     1,488    2,624        5,467      5,716
  Other operation and maintenance      9,183   10,126       27,476     29,374
  Depreciation                         5,065    4,546       15,196     13,638
  Taxes -
    Income                             2,418    2,277        7,438      7,761
    Local property                       693      652        2,123      1,885
    Payroll and other                    190      170          642        593
                                      49,547   41,848      143,904    118,322

OPERATING INCOME                       5,690    5,940       17,567     17,462

OTHER INCOME                             123      284          361      2,577

INCOME BEFORE INTEREST CHARGES         5,813    6,224       17,928     20,039

INTEREST CHARGES
  Long-term debt                       1,979    1,983        5,933      6,038
  Other interest charges                 279      567        1,003      1,574
  Allowance for borrowed funds
    used during construction             (38)     (25)        (103)       (80)
                                       2,220    2,525        6,833      7,532

NET INCOME                             3,593    3,699       11,095     12,507

RETAINED EARNINGS -
  Beginning of period                 56,314   52,089       52,620     52,070
  Dividends on common stock           (3,655)  (3,808)      (7,463)   (12,597)

  End of period                      $56,252  $51,980     $ 56,252   $ 51,980







                            See accompanying notes.

<PAGE 5>

                            CANAL ELECTRIC COMPANY

                      CONDENSED STATEMENTS OF CASH FLOWS

             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                            (Dollars in thousands)
                                  (Unaudited)


                                                       1997           1996

OPERATING ACTIVITIES
  Net income                                        $ 11,095       $ 12,507
  Effects of noncash items -
    Depreciation and amortization                     17,736         17,227
    Deferred income taxes and investment
      tax credits, net                                  (844)        (1,312)
    Earnings from corporate joint venture               (339)          (380)
  Dividends from corporate joint venture                 360            331
  Change in working capital, exclusive of cash
    and interim financing                              8,303         (1,587)
  All other operating items                           (3,212)           644
Net cash provided by operating activities             33,099         27,430

INVESTING ACTIVITIES
  Additions to property, plant and equipment
    (exclusive of AFUDC)                              (3,852)       (10,328)
  Allowance for borrowed funds used
    during construction                                 (103)           (80)
Net cash used for investing activities                (3,955)       (10,408)

FINANCING ACTIVITIES
  Payment of short-term borrowings                   (16,475)        (8,175)
  Payment of dividends                                (7,463)       (12,597)
  Advances from (payments to) affiliates              (4,855)         8,700
  Long-term debt issue refunded                          -           (3,420)
  Sinking fund payments                                 (350)          (710)
Net cash used for financing activities               (29,143)       (16,202)

Net increase in cash                                       1            820
Cash at beginning of period                               12             12
Cash at end of period                               $     13       $    832


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period for:
    Interest (net of capitalized amounts)           $  6,172       $  7,117
    Income taxes                                    $  6,952       $ 10,781







                            See accompanying notes.

<PAGE 6>

                            CANAL ELECTRIC COMPANY

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

(1) General Information

        Canal Electric Company (the Company) is a wholly-owned subsidiary of Commonwealth Energy System. The parent company is referred to in this report as the "System" and together with its subsidiaries is collectively referred to as "the system." The System is an exempt public utility holding company under the provisions of the Public Utility Holding Company Act of 1935 and, in addition to its investment in the Company, has interests in other utility and several nonregulated companies.

        The Company has 106 regular employees including 81 (76%) represented by a collective bargaining agreement that was scheduled to expire in May 1997. During the first quarter of 1997, a new agreement was reached that will remain in effect through May 31, 2001. Employee relations have generally been satisfactory.

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

        The unaudited financial statements for the periods ended September 30, 1997 and 1996, reflect, in the opinion of the Company, all adjust-ments (consisting of only normal recurring accruals) necessary to summarize fairly the results for such periods. In addition, certain prior period amounts are reclassified from time to time to conform with the presentation used in the current period's financial statements.

        The Company's significant accounting policies are described in Note 2

<PAGE 7>

                            CANAL ELECTRIC COMPANY

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

        The principal regulatory assets included in deferred charges were as follows:
                                           September 30,   December 31,
                                                1997           1996
                                              (Dollars in thousands)

       Deferred income taxes                  $13,720        $13,597
       Seabrook related costs                   4,655          6,262
         Total regulatory assets              $18,375        $19,859

(3) Commitments and Contingencies

        Construction

        The Company is engaged in a continuous construction program presently estimated at $68.2 million for the five-year period 1997 through 2001.
    Of that amount, $20 million is estimated for 1997. As of September 30, 1997, construction expenditures, including an allowance for funds used during construction, amounted to approximately $4 million. A $12 million project, of which $9.5 million was scheduled to be expended in 1997, was deferred. The program is subject to periodic review and revision because of factors such as changes in business conditions, rates of customer growth, effects of inflation, maintenance of reliable and safe service, equipment delivery schedules, licensing delays, availability and cost of capital and environmental factors. The Company expects to finance these expenditures with internally generated funds and short-term borrowings.

<PAGE 8>

                            CANAL ELECTRIC COMPANY

Item 2. Management's Discussion and Analysis of Results of Operations

    The following is a discussion of major factors which have affected operating revenues, expenses and net income during the periods included in the accompanying condensed statements of income. This discussion should be read in conjunction with the Notes to Condensed Financial Statements appearing elsewhere in this report.

    A summary of the period to period changes in the principal items included in the condensed statements of income for the three and nine months ended September 30, 1997 and 1996 and unit sales for these periods is shown below:

                                     Three Months Ended    Nine Months Ended
                                        September 30,         September 30,
                                        1997 and 1996         1997 and 1996
                                               Increase (Decrease)
                                              (Dollars in thousands)

Electric Operating Revenues           $  7,449    15.6%     $ 25,687    18.9%

Operating Expenses -
  Fuel used in production                9,057    42.2        26,207    44.2
  Electricity purchased for resale      (1,136)  (43.3)         (249)   (4.4)
  Other operation and maintenance         (943)   (9.3)       (1,898)   (6.5)
  Depreciation                             519    11.4         1,558    11.4
  Taxes -
    Federal and state income               141     6.2          (323)   (4.2)
    Local property and other                61     7.4           287    11.6
                                         7,699    18.4        25,582    21.6

Operating Income                          (250)   (4.2)          105     0.6

Other Income                              (161)  (56.7)       (2,216)  (86.0)

Income Before Interest Charges            (411)   (6.6)       (2,111)  (10.5)

Interest Charges                          (305)  (12.1)         (699)   (9.3)

Net Income                            $   (106)   (2.9)      $(1,412)  (11.3)

Unit Sales (megawatthours or MWH)      393,766    41.4     1,254,858    52.4


    The following is a summary of unit sales (in MWH) for the periods indicated:

                            Three Months Ended         Nine Months Ended
                               September 30,             September 30,
                              1997        1996         1997        1996

Canal Unit 1                 885,529     628,128    2,393,398   1,682,838
Canal Unit 2                 323,818     147,320      879,452     282,414
Seabrook 1                    88,697      90,429      215,649     254,967
Purchased for Resale          46,506      84,907      159,914     173,336
                           1,344,550     950,784    3,648,413   2,393,555

<PAGE 9>

                            CANAL ELECTRIC COMPANY

Revenue, Fuel and Purchased Power

    Operating revenues for the three and nine months ended September 30, 1997 increased approximately $7.4 million or 15.6% and $25.7 million or 18.9%, respectively, due primarily to a significant increase in unit sales during both periods, reflecting increased availability of Units 1 and 2. Also affecting unit sales in the current nine-month period was a lower level of power from Seabrook resulting from a refueling outage that occurred during the second quarter of 1997. The decline in purchases made on behalf of affiliated retail distribution companies was due to greater sales from the Canal Units resulting in reduced requirements from other sources.

    The significant increase in fuel used in production during the current three and nine-month periods reflects the increased availability of Units 1 and 2. Fuel, purchased power and transmission costs for the current three and nine-month periods represented approximately 58% and 59%, respectively, of operating revenues and averaged 2.56 cents and 2.44 cents per KWH, respective-ly, as compared to 2.82 cents and 2.62 cents per KWH for the same periods of 1996.

    Other Operating Expenses

    During the current quarter and first nine months of 1997, other operation and maintenance decreased by $.9 million or 9.3% and $1.9 million or 6.5%, respectively, due primarily to the absence of amortization related to postre-tirement benefit costs ($542,000 and $1,597,000, respectively). Also affect-ing the change in other operation and maintenance during both periods was lower maintenance related to Unit 2, offset by an increase in maintenance related to Unit 1 and Seabrook. Depreciation expense increased in both current periods due to higher levels of plant-in-service reflecting the costs associated with the converting of Unit 2 to burn natural gas as well as oil. Federal and state income taxes decreased 4.2% in the nine-month period due to a lower level of pretax income. The increase in local property and other taxes reflects changes in property assessments.

    Other Income and Interest Charges

    The significant decrease in other income during the first nine months of 1997 was primarily due to the absence of the 1996 reversal of a reserve for costs associated with postretirement benefits (approximately $1.8 million) following Federal Energy Regulatory Commission acceptance of rate schedules that provided for the recovery of these costs over a six-month period that began in March 1996.

    Total interest charges decreased for the current quarter and first nine months of 1997 by 12.1% and 9.3%, respectively, due to a lower average level of short-term borrowings, and additionally in the nine-month period, lower long-term interest costs reflecting the retirement of Series A First Mortgage Bonds during the second quarter of 1996.

    Personnel Reduction Program

    As initially discussed in the Company's 1996 Annual Report on Form 10-K filed with the Securities and Exchange Commission, the Company announced the details of a system-wide voluntary Personnel Reduction Program (PRP) in May 1997. The goal of the PRP is to achieve a reduced, more efficient and more productive workforce in response to the significant regulatory changes facing the System. This action followed the consolidation of the system's electric

<PAGE 10>

                            CANAL ELECTRIC COMPANY

and gas operations. The expectation is that the system's workforce will be reduced by 15% to 20%.

    The PRP was offered to substantially all regular and part-time employees of the system. Eligibility for employees covered by collective bargaining agreements was subject to negotiation. The system reserves the right to limit the number of participants to 300; however, the system expects the final participation level to exceed this count.

    The program provides severance based on years of service, the continuation of certain health and dental insurance for specified periods and limited reimbursement for certain educational and/or outplacement services.

    To date, approximately 8% of the Company's employees have voluntarily terminated employment with the Company as a result of the PRP. The Company estimates that the cost of termination benefits, as described above, will approximate $2.7 million. These costs have been deferred and will be ad-dressed separately as part of the industry restructuring process.

    Electric Industry Restructuring

    On December 30, 1996 the DPU issued a final order announcing its "Model Rules and Legislative Proposal" as a guide in the creation of a competitive market for electric generation in Massachusetts. Legislative proposals concerning electric industry restructuring were filed by the Governor of the Commonwealth of Massachusetts on February 24, 1997, and by the Massachusetts Legislature's Joint Committee on Electric Utility Restructuring on March 20, 1997 that ultimately evolved into the proposal issued on August 4, 1997 by the Senate Chairman of the Joint Committee on Government Regulations. Additional-ly, during the past year, three Massachusetts electric utilities announced negotiated restructuring settlements with the Massachusetts Attorney General. Generally, these original proposals and settlement agreements included, among other things, provisions for a 10% reduction in customer charges, divestiture of non-nuclear generating assets, recovery of stranded costs through a non-bypassable access charge and an implementation date of January 1, 1998.

    Subsequently, on October 3, 1997, the House Chairman of the Joint Commit-tee on Government Regulations issued another proposal that included, among other things, a provision calling for a 15% reduction in rates for customers taking standard offer service from the utility over a seven-year period, the establishment of an auditing board within the DPU that would review the stranded costs that would be included in each company's non-bypassable access charge, unbundled rates as of January 1, 1998 and implementation of customer choice of energy supplier by March 1, 1998.

    On October 29, 1997, a joint proposal was filed by the chairpersons of the Joint Committee on Government Regulations which essentially reflected the provisions previously proposed. This proposal was then forwarded to the Ways and Means Committee of the House of Representatives for further review and amendment. The House Ways and Means Committee then sent the amended legisla-tive proposal to the House of Representatives (the House). On November 10, 1997, after a considerable number of additional amendments were made by members of the House, the legislation was passed in the House by a vote of 157 to 3. Provisions of this legislation include, among other things, a 10% discount on standard offer service and retail choice of energy supplier effective March 1, 1998, with a subsequent increase in the discount on

<PAGE 11>

                            CANAL ELECTRIC COMPANY

standard offer service to 15% upon completion of divestiture of non-nuclear generating assets and securitization of net non-mitigable stranded costs (which, for the system, are primarily the result of above-market purchased power contracts with non-utility generators); and, recovery of stranded costs subject to review and an audit process. A Senate version of electric industry restructuring legislation is expected shortly.

    The proposed legislation is lengthy, complex and subject to change before it is finalized. The system cannot yet determine the final impact on its operations and financial condition. The final legislation must also be approved by the Massachusetts House and Senate and signed by the Governor of Massachusetts. While the system is encouraged by the legislation's treatment of stranded cost recovery, the mandated customer discount could have a significant impact on future cash flows. The system is preparing a restruc-turing plan in anticipation of final legislation being enacted.

    Auction Process

    On March 31, 1997, the system submitted a report to the DPU which detailed the proposed auction process for selling its electric generation assets (including the Company's Units 1 and 2) and entitlements. The process includes a standard, sealed-bid auction for generation assets and purchased power contracts. The auction process would provide a market-based approach to maximizing stranded cost mitigation and minimizing the access charges that ratepayers will have to pay for stranded cost recovery. A request for bids from interested parties was issued during August and in October an Offering Memorandum was issued. The system expects that the final bidders will be chosen by year-end and that the entire process, including regulatory approv-als, will be completed no later than the end of 1998.

Environmental Matters

    The Company is subject to laws and regulations administered by federal, state and local authorities relating to the quality of the environment. These laws and regulations affect, among other things, the siting and operation of electric generating and transmission facilities and can require the installa-tion of expensive air and water pollution control equipment. These regula-tions have had an impact on the Company's operations in the past and will continue to have an impact on future operations, capital costs and construc-tion schedules of major facilities.

<PAGE 12>

                            CANAL ELECTRIC COMPANY

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings

        None.

Item 5. Other Information

        None.

Item 6. Exhibits and Reports on Form 8-K

   (a)  Exhibits

        Exhibit 27 - Financial Data Schedule

        Filed herewith as Exhibit 1 is the Financial Data Schedule for the nine months ended September 30, 1997.

        Filed herewith as Exhibit 2 is the restated Financial Data Schedule for the nine months ended September 30, 1996.

   (b)  Reports on Form 8-K

        No reports on Form 8-K were filed during the three months ended September 30, 1997.

<PAGE 13>

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



Date:  November 14, 1997