Form 10-K
period 1997-12-31
CANAL ELECTRIC CO
filed 1998-03-31
CIK 16906

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

      For the fiscal year ended December 31, 1997

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

                                               Outstanding at
           Class of Common Stock               March 16, 1998
Common Stock, $25 par value                   1,523,200 shares

The Company meets the conditions set forth in General Instruction I(1)(a) and
(b) of Form 10-K as a wholly-owned subsidiary and is therefore filing this Form with the reduced disclosure format.

Documents Incorporated by Reference           Part in Form 10-K
                None                           Not Applicable

List of Exhibits begins on page 34 of this report.

<PAGE 2>

                            CANAL ELECTRIC COMPANY
                         FORM 10-K  DECEMBER 31, 1997

                               TABLE OF CONTENTS

                                    PART I
                                                                      PAGE

Item  1. Business..........................................             3

           General.........................................             3

           ISO - New England...............................             3

           Regulation......................................             4

           Fuel Supply.....................................             4

           Power Contracts.................................             5

           Power Supply Commitments and
             Support Agreements............................             6

           Construction and Financing......................             6

           Employees.......................................             6

Item  2. Properties........................................             6

Item  3. Legal Proceedings.................................             7

                                    PART II

Item  5. Market for the Registrant's Common Stock and
           Related Stockholder Matters.....................             8

Item  7. Management's Discussion and Analysis of
           Results of Operations...........................             9

Item  8. Financial Statements and Supplementary Data.......            13

Item  9. Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure.............            13

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and
           Reports on Form 8-K.............................            34


Signatures...................................................          42

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

      The Company's generating assets together with capacity entitlements associated with power contracts as further discussed later in this section are part of an ongoing auction process initiated during 1997 in response to electric industry restructuring legislation enacted in Massachusetts in November 1997. The auction process is expected to be completed in 1998. For further information refer to the "Industry Restructuring" section of Management's Discussion and Analysis of Results of Operation filed under
 Item 7 of this report.

      The Company also has a 3.52% interest in the Seabrook 1 nuclear power plant located in Seabrook, New Hampshire, to provide for a portion of the capacity and energy needs of Cambridge Electric Light Company (Cambridge) and Commonwealth Electric Company (Commonwealth Electric), each of which are retail distribution companies and wholly-owned subsidiaries of the System. The plant has a rated capacity of 1,150 MW. The Seabrook entitlement is also part of the aforementioned auction.

      For additional information pertaining to the Company's relationship with the system's retail distribution companies, together with more extensive information on the Company's participation in the Seabrook plant and on other sources of power procurement, refer to the "Power Contracts" and "Power Supply Commitments and Support Agreements" sections of this Item 1.

      ISO - New England

      The Company, together with other electric utility companies in the New England area, is a member of ISO - New England (formerly the New England Power Pool), which was formed in 1971 to provide for the joint planning and operation of electric systems throughout New England.

<PAGE 4>

                            CANAL ELECTRIC COMPANY

      ISO - New England operates a centralized dispatching facility to ensure reliability of service and to dispatch the most economically available generating units of the member companies to fulfill the region's energy requirements. This concept is accomplished by use of computers to monitor and forecast load requirements. In the past, this has required that Canal Unit 1 operate whenever possible since it is one of the most efficient oil-fired units in the country. Canal Unit 2 is designed for cycling operation which provides for economic changes in unit load permitting reduced genera-tion during nights and weekends when demand is lowest. It has performed as one of New England's most efficient units in this type of service.

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

      Regulation

      As more fully discussed in "Management's Discussion and Analysis of Results of Operations" in Item 7 of this report, the Company began to implement the provisions of the Electric Industry Restructuring Act on March 1, 1998 as signed into law on November 25, 1997, following the Company's filing of its proposed restructuring plan with the DTE on November 19, 1997. A modified plan was approved by the DTE on February 27, 1998 prior to implementation on March 1, 1998.

      Fuel Supply

      Effective March 15, 1998, the Company executed a one-year contract with Coastal Refining and Marketing Inc. (Coastal) for the purchase of 1% sulfur residual fuel oil. The contract provides for delivery of a set percentage of the Company's fuel requirement, the balance (a maximum of 50%) to be met by spot purchases or by Coastal at the discretion of the Company.

      Energy Supply and Credit Corporation (ESCO Massachusetts, Inc.) operates the Company's fuel oil terminal and manages the receipt and payment for fuel oil under assignment of the Company's supply contracts to ESCO Massachu-setts, Inc. Residual fuel oil in the terminal's shore tanks is held in inventory by ESCO Massachusetts, Inc. and delivered upon demand to the Company's two day tanks.

      Fuel oil storage facilities at the Canal site have a capacity of 1,199,000 barrels, representing approximately 60 days of normal operation of the two units. During 1997, ESCO Massachusetts, Inc. maintained an average daily inventory of 395,000 barrels of fuel oil which represents 18 days of normal operation of the two units. This supply is maintained by tanker deliveries.

      During 1996, Unit 2 was converted to dual-fuel capability, residual fuel oil and natural gas. Unit 2 has burned approximately 2.5 million MMBTU's of natural gas since the conversion was completed during periods when the use of natural gas was the most economical choice. The Company anticipates that its dual-fuel capability will result in future savings as the least

<PAGE 5>

                            CANAL ELECTRIC COMPANY

 expensive fuel is utilized.

      The Company has a gas supply contract with PGE Energy Trading Corporation to provide 100% of the natural gas requirements of Unit 2 through October 31, 1998. The Company's original gas supply contract with Duke/Louis Dreyfus, L.L.C. expired on December 31, 1997.

      The nuclear fuel contract and inventory information for Seabrook 1 has been furnished to the Company by North Atlantic Energy Services Corporation (NAESCO), the plant manager responsible for operation of the unit. Seabrook's requirement for nuclear fuel components are 100% covered through 1999 by existing contracts.

      There are no spent fuel reprocessing or disposal facilities currently operating in the United States. Instead, commercial nuclear electric gener-ating units operating in the United States are required to retain spent fuel on-site. As required by the Nuclear Waste Policy Act of 1982 (the Act), as amended, the joint-owners entered into a contract with the Department of Energy for the transportation and disposal of spent fuel and high level radioactive waste at a national nuclear waste repository or Monitored Retrievable Storage (MRS) facility. Owners or generators of spent nuclear fuel or its associated wastes are required to bear the costs for such transportation and disposal through payment of a fee of approximately 1 mill/KWH based on net electric generation to the Nuclear Waste Fund. Under the Act, a storage or disposal facility for nuclear waste was anticipated to be in operation by 1998; a reassessment of the project's schedule requires extending the completion date of the permanent facility until at least 2010. Seabrook 1 is currently licensed for enough on-site storage to accommodate spent fuel expected to be accumulated through at least the year 2010.

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

      The Company acts as agent for Commonwealth Electric and/or Cambridge in the procurement of additional capacity, or, to sell a portion of each com-pany's entitlement in Unit 2. Exchange agreements are in place with several utilities whereby, in certain circumstances, it is possible to exchange capacity so that the mix of power improves the pricing for dispatch for both the seller and purchaser. Commonwealth Electric and Cambridge thus secure
 <PAGE 6>
                             CANAL ELECTRIC COMPANY

 cost savings for their respective customers by planning for bulk power supply on a single system basis. A Capacity Acquisition and Disposition Agreement, which has been accepted for filing as a rate schedule by the FERC, enables the Company to recover costs incurred in connection with any transaction covered by such Agreement. Commonwealth Electric and Cambridge, in turn, bill charges to retail customers through rates subject to DTE regulation. Currently, Agreements are in effect for Seabrook 1 and Phases I and II of the Hydro-Quebec Project.

      Power Supply Commitments and Support Agreements

      In response to solicitations by Northeast Utilities and other utilities, the Company, on behalf of Commonwealth Electric and Cambridge, purchased entitlements through short-term contracts in various selected generating units. These and other bulk electric power purchases are necessary in order to fulfill the system's ISO - New England obligation and for the Company to acquire and deliver electric generating capacity to meet Commonwealth Electric and Cambridge requirements. For additional information, refer to "Transactions with Affiliates" in Note 2(c) of Notes to Financial Statements and to "Management's Discussion and Analysis of Results of Operations" filed under Items 8 and 7, respectively, of this report.

      The Company is party to support agreements for Phases I and II of the Hydro-Quebec Project and is thereby obligated to pay its share of operating and capital costs for Phase II over a 25 year period ending in 2015. Future minimum lease payments for Phase II have an estimated present value of $11.8 million at December 31, 1997. In addition, the Company has an equity interest in Phase II which amounted to $3.1 million in 1997 and $3.3 million in 1996.

      Construction and Financing

      Information concerning the Company's financing and construction programs is contained in Note 5 of Notes to Financial Statements filed under Item 8 of this report.

      Employees

      The Company has 106 regular employees, 79 (75%) are represented by the Utility Workers' Union of America, A.F.L.-C.I.O. The existing collective bargaining agreement expires on May 31, 2001. Employee relations have generally been satisfactory.

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

<PAGE 7>

                            CANAL ELECTRIC COMPANY

      On March 31, 1997, the Company, Cambridge and Commonwealth Electric submitted a report to the DTE that detailed the proposed auction process for selling their non-nuclear electric generation assets and entitlements. The process included a standard, sealed-bid auction for generation assets and purchased power contracts. This auction process provides a market-based approach to maximizing stranded cost mitigation and minimizing the transition charges that ratepayers of Cambridge and Commonwealth Electric will have to pay for stranded cost recovery. A request for bids from interested parties was issued during August, and an Offering Memorandum was issued in October. Potential bidders examined all pertinent information related to the Company's generating facilities and purchased power agreements in order to prepare and submit their first round of bids in mid-December. In January 1998, the Company selected a short list of potential bidders, each of whom are expected to submit a final binding bid in the second quarter of 1998. The entire process, including regulatory approvals, is expected to be completed in 1998.

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

 (b)    Number of Shareholders at December 31, 1997

        One

 (c)    Frequency and Amount of Dividends Declared in 1997 and 1996

                      1997                                1996
                             Per Share                              Per Share
        Declaration Date      Amount         Declaration Date        Amount

        April 25, 1997        $ 2.50         January 24, 1996        $ 2.52
        July 21, 1997           2.40         April 29, 1996            3.25
        October 27, 1997        2.35         July 30, 1996             2.50
        December 22, 1997       2.15         November 4, 1996          2.25
                              $ 9.40                                 $10.52

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

        A summary of the period to period changes in the principal items included in the Statements of Income for the years ended December 31, 1997 and 1996 is shown below:
                                      Years Ended            Years Ended
                                      December 31,           December 31,
                                     1997 and 1996          1996 and 1995
                                              Increase (Decrease)
                                             (Dollars in thousands)

Electric Operating Revenues        $ 28 573    15.4 %    $  39 565     27.1 %

Operating Expenses:
 Fuel used in production             36 192    45.7         30 414     62.4
 Electricity purchased for resale    (2 875)  (33.9)        (6 523)   (43.5)
 Other operation and maintenance     (3 844)   (9.2)         2 728      7.0
 Depreciation                           532     2.8          2 209     13.4
 Taxes -
   Federal and state income            (542)   (5.6)         9 911  1 496.1
   Local property and other             209     6.3           (181)    (5.2)
                                     29 672    18.4         37 758     30.6

Operating Income                     (1 099)   (4.5)         1 807      8.0

Other Income                         (1 925)  (80.4)         1 163     94.6

Income Before Interest Charges       (3 024)  (11.3)         2 970     12.4

Interest Charges                     (1 278)  (12.4)           528      5.4

Net Income                         $ (1 746)  (10.5)     $   2 442     17.3

Unit Sales Increase
 (Decrease) (MWH)                 1 583 582    49.9        795 899     33.5

The following is a summary of unit sales for the periods indicated:

                                    Unit Sales (MWH)
Period Ended                              Seabrook  Purchased
December 31,        Unit 1      Unit 2     Unit 1   For Resale      Total
    1997          3 219 542   1 098 463    279 941    159 914     4 757 860
    1996          2 104 132     455 054    345 204    269 888     3 174 278
    1995            942 574     830 827    295 264    309 714     2 378 379

<PAGE 10>

                            CANAL ELECTRIC COMPANY

 Revenue, Fuel and Purchased Power

      During 1997, operating revenues increased 15.4% or $28.6 million primarily due to a 50% increase in unit sales. The significant increase in unit sales reflects the increased availability of Units 1 and 2 due to the timing of both scheduled and unscheduled maintenance. Somewhat offsetting these items was a decrease in power available from Seabrook 1 due to the timing of a refueling outage and a lower level of purchases made on behalf of affiliated retail distribution companies.

      Operating revenues for 1996 increased by nearly $39.6 million or 27.1% due to a 33.5% increase in unit sales. The significant increase in unit sales was primarily due to the increased availability of Unit 1 which was out of service for approximately eight months in 1995 due to a combination of scheduled and unscheduled maintenance and an increase in power available from Seabrook 1. Somewhat offsetting the increase in unit sales was the decreased availability of Unit 2 which returned to service in August 1996 following approximately five months of scheduled maintenance and a lower level of purchases made on behalf of affiliated retail distribution companies.

      The significant increases in fuel used in production reflect the increased availability of Units 1 and 2 as discussed above, partially offset during 1997 by a decrease in the average cost of oil, while 1996 reflected an increase in the average cost of oil. Fuel, purchased power and transmission costs (included in other operation) represented approximately 58% of the total revenue dollar in 1997, 49% in 1996 and 46% in 1995 and averaged 2.61 cents per KWH in 1997 as compared to 2.86 cents in 1996 and
 2.83 cents in 1995.

 Other Operating Expenses

      Other operation decreased approximately $2.3 million or 7.6% and increased approximately $3.4 million or 12.8% in 1996. The decrease in 1997 was primarily due to the absence of amortization related to postretirement benefits costs reflecting the Federal Energy Regulatory Commission's approval of rate schedules which allowed the recovery of previously deferred costs ($1.8 million) over a six-month period which began in March 1996. The increase in 1996 was primarily due to higher postretirement benefits costs reflecting the amortization of previously deferred costs as discussed above. Also contributing to the increase in 1996 was greater liability insurance costs ($800,000) due to the absence of adjustments made to the insurance accruals during 1995 reflecting better than anticipated experience.

      The 13.2% decrease in maintenance expense in 1997 reflects lower maintenance costs associated with Units 1 and 2 ($2.9 million), offset in part by increased maintenance costs at Seabrook 1 ($1.4 million) reflecting a scheduled refueling outage. The 5.5% decrease in maintenance expense during 1996 reflects lower maintenance costs associated with Unit 1 ($1.5 million), offset in part by increased maintenance costs for Unit 2 ($1.2 million).

<PAGE 11>

                            CANAL ELECTRIC COMPANY

 Depreciation and Taxes

      Depreciation increased in 1997 due to a higher level of plant-in-service reflecting the conversion of Unit 2 to burn both gas and oil. During 1996 depreciation increased due to the higher level of plant-in-service.

      Income tax expense declined 5.6% or approximately $500,000 in 1997 due to a lower level of pre-tax income Federal and state income taxes increased in 1996 due to the absence of a tax adjustment during the second quarter of 1995 that related to the settlement of certain Seabrook-related income tax issues ($7.5 million) and a higher level of pre-tax income.

 Other Income

      The change in other income during 1997 was due to the absence of the 1996 reversal of a reserve for costs associated with postretirement benefits (approximately $1.8 million) following FERC approval. The change in other income during 1996 reflects the reversal of the aforementioned reserve.

 Interest Charges

      During 1997, total interest charges decreased by approximately $1.3 million or 12.4% primarily due to a decrease in short-term interest ($1,106,000) reflecting a lower average level of short-term debt. The decrease in interest charges also includes lower long-term interest ($106,000) reflecting the retirement of Series A $19 million (7%) First Mortgage Bonds during the second quarter of 1996. Total interest charges increased 5.4% in 1996 reflecting an increase in short-term interest ($459,000) due to a higher average level of short-term borrowings coupled with a decrease in the debt component of allowance for funds used during construction ($281,000), partially offset by lower long-term interest ($213,000) reflecting the retirement of Series A First Mortgage Bonds during the second quarter.

 Forward-Looking Statements

      This report contains statements which, to the extent they are not recitations of historical fact, constitute "forward-looking statements" and are intended to be subject to the safe harbor protection provided by the Private Securities Litigation Reform Act of 1995. A number of important factors affecting the Company's business and financial results could cause actual results to differ materially from those stated in the forward-looking statements or projected amounts. Those factors include developments in the legislative, regulatory and competitive environment, certain environmental matters, demands for capital expenditures and the availability of cash from various sources.

 Industry Restructuring

      On November 25, 1997, the Governor of Massachusetts signed into law the Electric Industry Restructuring Act (the Act). Provisions of this legislation include, among other things, a 10 percent discount on standard offer service and retail choice of energy supplier effective March 1, 1998, with a subsequent increase in the discount on standard offer service of up to 15 percent upon completion of divestiture of non-nuclear generating

<PAGE 12>

                            CANAL ELECTRIC COMPANY

 assets and securitization of net non-mitigable stranded costs; and, recovery of stranded costs subject to review and an audit process.

      The system's electric subsidiaries including the Company, together with retail affiliates Cambridge Electric Company and Commonwealth Electric Company, filed a comprehensive electric restructuring plan with the DTE on November 19, 1997 that was thoroughly reviewed in five separate hearings that solicited public comment, and seven days of evidentiary hearings that were completed in February 1998.

      Consistent with the Act, the system's plan provides, as of March 1, 1998, a rate reduction of 10 percent for retail customers choosing the standard service transition rate from the average of undiscounted rates in effect during August 1997, divestiture of non-nuclear generating assets (including the Company's Units 1 and 2) and a restructured electric generation market that is able to offer retail access to all customers. The system's plan also includes the following provisions: 1) an estimate and detailed accounting of total transition costs eligible for recovery through a non-bypassable access or transition charge; 2) a description of the system's strategies to mitigate transition costs; 3) unbundled rates for generation, distribution, transmission and other services; 4) proposed charges for the recovery of transition costs through the non-bypassable transition charge; 5) proposed programs to provide universal service to all customers; 6) proposed programs and mandatory charges to promote energy conservation and demand-side management; 7) procedures for ensuring direct retail access to all electric generation suppliers; 8) discussions of the impact of the plan on the system's employees and the communities served by the system; and (9) a mandatory charge per kwh for all consumers to support the development and promotion of renewable energy projects.

      On February 27, 1998, the DTE approved the system's restructuring plan stating that the plan complies with the Act. While the system is encouraged with the treatment afforded stranded or transition cost recovery by the legislation and the DTE, the mandated retail customer discount could have a significant impact on future cash flows of the retail subsidiaries.

 Auction Process

      On March 31, 1997, the Company together with Cambridge Electric and Commonwealth Electric (the Companies) submitted a report to the DTE that de-tailed the proposed auction process for selling their electric generation assets and entitlements. The process included a standard, sealed-bid auction for generation assets (including the Company's Units 1 and 2) and the purchased power contracts of Cambridge Electric and Commonwealth Electric. The auction process provides a market-based approach to maximizing stranded cost mitigation and minimizing the access charges that retail customers will have to pay for stranded cost recovery. A request for bids from interested parties was issued during August, and an Offering Memorandum was issued in October. Potential bidders examined all pertinent information related to the Companies generating facilities and purchased power agreements in order to prepare and submit their first round of bids in mid-December. In January 1998, the Companies selected a short list of potential bidders, each of whom are expected to submit a final binding bid in the second quarter of 1998. The entire process, including regulatory approvals, is expected to be completed in 1998.

<PAGE 13>

                            CANAL ELECTRIC COMPANY
 Environmental Matters

      The Company is subject to laws and regulations administered by federal, state and local authorities relating to the quality of the environment. These laws and regulations affect, among other things, the siting and operation of electric generating and transmission facilities and can require the installation of expensive air and water pollution control equipment. These regulations have had an impact on the Company's operations in the past and would continue to have an impact on future operations, capital costs and construction schedules of major facilities; however, the Company's Units 1 and 2 are likely to be sold as part of the aforementioned auction in 1998 pursuant to the restructuring plan approved by the DTE.

      On January 1, 1997, the Company adopted the provisions of Statement of Position (SOP) 96-1, "Environmental Remediation Liabilities." This Statement provides authoritative guidance for recognition, measurement, display and disclosure of environmental remediation liabilities in financial statements. The adoption of SOP 96-1 did not have a material adverse effect on the Company's results of operations or financial position.

 Year 2000

      The Company has been involved in the Year 2000 compliancy since 1996. A complete inventory and review of software, information processing and delivery systems has been completed, and work continues on computer systems wherever necessary. While some computer systems have already been updated, tested and placed in production, the Company expects to complete the balance of the modifications by early 1999.

      Expenditures incurred by the system through 1997 to review existing computer systems and to modify existing software and applications amounted to nearly $900,000, and it is estimated that approximately $2.6 million will be incurred in 1998 and 1999.

      Management believes, that with appropriate modifications, the Company will be fully compliant regarding all Year 2000 issues and will continue to provide its products and services uninterrupted through the millennium change. Failure to become compliant could have a significant impact on the Company's operations.


Item 8.  Financial Statements and Supplementary Data

      The Company's financial statements required by this item are filed herewith on pages 14 through 33 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None

<PAGE 14>

                            CANAL ELECTRIC COMPANY

Item 8.       Financial Statements and Supplementary Data

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of Canal Electric Company:

      We have audited the accompanying balance sheets of CANAL ELECTRIC COMPANY, (a Massachusetts corporation and wholly-owned subsidiary of Commonwealth Energy System) as of December 31, 1997 and 1996, and the related statements of income, retained earnings and cash flows for each of the three years in the period ended December 31, 1997. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Canal Electric Company as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended
December 31, 1997, in conformity with generally accepted accounting principles.

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



                                                     ARTHUR ANDERSEN LLP
Boston, Massachusetts
February 19, 1998.

<PAGE 15>

                            CANAL ELECTRIC COMPANY
                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULE



                                   PART II.


FINANCIAL STATEMENTS

  Balance Sheets at December 31, 1997 and 1996

  Statements of Income for the Years Ended December 31, 1997, 1996 and 1995

  Statements of Retained Earnings for the Years Ended December 31, 1997, 1996 and 1995

  Statements of Cash Flows for the Years Ended December 31, 1997, 1996 and
  1995

  Notes to Financial Statements


                                   PART IV.


SCHEDULE

  I Investments In, Equity Earnings of, and Dividends Received From Related Parties for the Years Ended December 31, 1997, 1996 and 1995

SCHEDULES OMITTED

  All other schedules are not submitted because they are not applicable or required or because the required information is included in the financial statements or notes thereto.

<PAGE 16>

                            CANAL ELECTRIC COMPANY
                                BALANCE SHEETS
                          DECEMBER 31, 1997 AND 1996

                                    ASSETS



                                                           1997       1996
                                                        (Dollars in thousands)

PROPERTY, PLANT AND EQUIPMENT, at original cost         $469 861   $464 003
  Less - Accumulated depreciation
    and amortization                                     197 844    179 307
                                                         272 017    284 696
  Add - Construction work in progress                      2 228        943
        Nuclear fuel in process                              193      1 597
                                                         274 438    287 236

INVESTMENTS
  Equity in corporate joint venture                        3 075      3 321

CURRENT ASSETS
  Cash                                                        18         12
  Accounts receivable -
    Affiliated companies                                  12 159     10 294
    Other                                                 15 397     12 390
  Unbilled revenues                                           86        675
  Inventories, at average cost -
    Electric production fuel oil                             806        979
    Materials and supplies                                 1 268      1 296
  Prepaid taxes -
    Income                                                    -          64
    Property                                                 840        795
  Other                                                      923      1 116
                                                          31 497     27 621

DEFERRED CHARGES
  Regulatory assets                                       17 413     19 859
  Other                                                    9 774      5 486
                                                          27 187     25 345

                                                        $336 197   $343 523










The accompanying notes are an integral part of these financial statements.

<PAGE 17>

                            CANAL ELECTRIC COMPANY
                                BALANCE SHEETS
                          DECEMBER 31, 1997 AND 1996

                        CAPITALIZATION AND LIABILITIES

                                                           1997        1996
                                                        (Dollars in thousands)

CAPITALIZATION
  Common Equity -
    Common stock, $25 par value -
       Authorized - 2,328,200 shares
       Outstanding - 1,523,200 shares, wholly-owned
       by Commonwealth Energy System (Parent)            $ 38 080    $ 38 080
    Amounts paid in excess of par value                     8 321       8 321
    Retained earnings                                      53 130      52 620
                                                           99 531      99 021
  Long-term debt, including premiums, less
    current sinking fund requirements                      83 917      83 618
                                                          183 448     182 639

CAPITAL LEASE OBLIGATIONS                                  11 227      11 878

CURRENT LIABILITIES
  Interim Financing -
    Notes payable to banks                                 20 850      26 550
    Advances from affiliates                                  -         7 250
                                                           20 850      33 800
  Other Current Liabilities -
    Current sinking fund requirements                         350         350
    Accounts payable -
       Affiliated companies                                 1 028       1 347
       Other                                               21 335      18 123
    Accrued taxes -
       Local property and other                               844         795
       Income                                               2 054         -
    Capital lease obligations                                 574         576
    Accrued interest and other                              6 174       3 986
                                                           32 359      25 177
                                                           53 209      58 977

DEFERRED CREDITS
  Accumulated deferred income taxes                        69 447      71 550
  Unamortized investment tax credits                       10 967      11 493
  Other                                                     7 899       6 986
                                                           88 313      90 029

COMMITMENTS AND CONTINGENCIES

                                                         $336 197    $343 523



The accompanying notes are an integral part of these financial statements.

<PAGE 18>

                            CANAL ELECTRIC COMPANY
                             STATEMENTS OF INCOME
             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                               1997        1996       1995
                                                 (Dollars in thousands)

ELECTRIC OPERATING REVENUES
  Sales to affiliated companies              $124 903    $107 842   $ 93 478
  Sales to non-affiliated companies            89 220      77 708     52 507
                                              214 123     185 550    145 985

OPERATING EXPENSES
  Fuel used in production                     115 313      79 121     48 707
  Electricity purchased for resale              5 601       8 476     14 999
  Other operation                              27 707      29 992     26 576
  Maintenance                                  10 209      11 768     12 456
  Depreciation                                 19 214      18 682     16 473
  Taxes -
    Income                                      9 178       9 720        609
    Local property                              2 770       2 603      2 777
    Payroll and other                             768         726        733
                                              190 760     161 088    123 330

OPERATING INCOME                               23 363      24 462     22 655

OTHER INCOME                                      468       2 393      1 230

INCOME BEFORE INTEREST CHARGES                 23 831      26 855     23 885

INTEREST CHARGES
  Long-term debt                                7 910       8 017      8 229
  Other interest charges                        1 231       2 337      1 878
  Allowance for borrowed funds used
    during construction                          (138)        (73)      (354)
                                                9 003      10 281      9 753

NET INCOME                                   $ 14 828    $ 16 574   $ 14 132















The accompanying notes are an integral part of these financial statements.

<PAGE 19>

                            CANAL ELECTRIC COMPANY
                        STATEMENTS OF RETAINED EARNINGS
             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995





                                              1997        1996        1995
                                                (Dollars in thousands)

Balance at beginning of year                 $52 620     $52 070     $51 647

Add (Deduct)
  Net income                                  14 828      16 574      14 132
  Cash dividends on common stock             (14 318)    (16 024)    (13 709)

Balance at end of year                       $53 130     $52 620     $52 070





































The accompanying notes are an integral part of these financial statements.

<PAGE 20>

                            CANAL ELECTRIC COMPANY
                           STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                1997       1996       1995
                                                  (Dollars in thousands)
OPERATING ACTIVITIES
  Net income                                  $ 14 828   $ 16 574   $ 14 132
  Effects of noncash items -
    Depreciation and amortization               22 156     23 485     21 929
    Deferred income taxes                         (973)      (963)    (3 239)
    Investment tax credits                        (526)      (527)      (638)
    Earnings from corporate joint venture         (233)      (498)      (539)
  Dividends from corporate joint venture           479        549        969
  Change in working capital, exclusive
    of cash and interim financing -
       Accounts receivable                      (4 872)    (3 882)    (1 767)
       Unbilled revenues                           589       (237)      (438)
       Income taxes                              2 118     (3 223)     3 220
       Local property and other taxes                4         19        (64)
       Accounts payable and other                5 473     (1 595)     3 972
  All other operating items, net                (3 890)       565     (1 380)

Net cash provided by operating activities       35 153     30 267     36 157

INVESTING ACTIVITIES
  Additions to property, plant and
    equipment (exclusive of AFUDC)              (7 391)   (14 557)   (30 167)
  Allowance for borrowed funds used
    during construction                           (138)       (73)      (354)

Net cash used for investing activities          (7 529)   (14 630)   (30 521)

FINANCING ACTIVITIES
  Proceeds from (payment of)
    short-term borrowings                       (5 700)     3 125     12 100
  Proceeds from (payment of)
   affiliate borrowings                         (7 250)     1 385     (3 485)
  Payment of dividends                         (14 318)   (16 024)   (13 709)
  Long-term debt issue refunded                    -       (3 420)       -
  Retirement of long-term debt through
    sinking funds                                 (350)      (703)      (542)

Net cash used for financing activities         (27 618)   (15 637)    (5 636)

Net increase (decrease) in cash                      6        -          -
Cash at beginning of period                         12         12         12
Cash at end of period                         $     18   $     12   $     12

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Interest paid (net of capitalized
    amounts)                                   $ 8 700    $ 9 959     $9 436
  Income taxes paid                            $ 8 996    $14 128     $2 269



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

     The Company has 106 regular employees including 79 (75%) who are repre-sented by the Utility Workers' Union of America, A.F.L.-C.I.O. During the first quarter of 1997, a new bargaining agreement was reached that will remain in effect through May 31, 2001. Employee relations have generally been satisfactory.

     During the second quarter of 1997, the Company initiated a voluntary personnel reduction program. As a result of this program, the total number of regular employees has declined by approximately 11% in 1997.

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

     (b) Regulatory Assets

     The Company is regulated as to rates, accounting and other matters by various authorities, including the Federal Energy Regulatory Commission
 (FERC) and the Massachusetts Department of Telecommunications and Energy
 (DTE), formerly the Massachusetts Department of Public Utilities.

     Based on the current regulatory framework, the Company accounts for the

<PAGE 22>

                            CANAL ELECTRIC COMPANY

 economic effects of regulation in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." The Company has established various regulatory assets in cases where the FERC has permitted or is expected to permit recovery of specific costs over time. In the event the criteria for applying SFAS No. 71 are no longer met, the accounting impact would be an extraordinary, non-cash charge to operations of an amount that could be material. Criteria that give rise to the discontinuance of SFAS No. 71 include: 1) increasing competition restricting the Company's ability to establish prices to recover specific costs, and 2) a significant change in the current manner in which rates are set by regulators from cost based regulation to another form of regulation. These criteria are reviewed on a regular basis to ensure the continuing application of SFAS No. 71 is appropriate. Based on the current evaluation of the various factors and conditions that are expected to impact future cost recovery, the Company believes that its regulatory assets are probable of future recovery.

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

     The principal regulatory assets included in deferred charges at December 31, 1997 and 1996 were as follows:
                                                   1997         1996
                                                 (Dollars in thousands)

     Seabrook related costs                       $ 4 324     $ 6 262
     Deferred income taxes                         13 089      13 597
       Total regulatory assets                    $17 413     $19 859

     As of December 31, 1997, all of the Company's regulatory assets are reflected in rates charged to customers over a weighted average period of approximately 12 years.

     In November 1997, the Commonwealth of Massachusetts enacted a comprehensive electric utility industry restructuring bill. On November 19, 1997, the Company, along with Cambridge Electric and Commonwealth Electric filed a restructuring plan with the DTE. The plan, approved by the DTE on February 27, 1998, describes the process by which Commonwealth Electric and Cambridge Electric will, beginning March 1, 1998, initiate a ten percent rate reduction for all customer classes and allow customers to choose their energy supplier. As part of the plan, the DTE authorized the recovery of certain strandable costs. The legislation gives the DTE the authority to determine the amount of strandable costs that will be eligible for recovery. Costs that will qualify as strandable costs and be eligible for recovery include, but are not limited to, certain above market costs associated with generating facilities, costs associated with long-term commitments to purchase power at above market prices from independent power producers and regulatory assets and associated liabilities related to the generation portion of the electric business.

<PAGE 23>

                            CANAL ELECTRIC COMPANY

     The cost of transitioning to competition will be mitigated, in part, through the divestiture of the system's non-nuclear generating assets, including the Company's Units 1 and 2, in an auction process that is expected to be completed in 1998. Any net proceeds in excess of book value received from the divestiture of these assets will be used to mitigate stranded costs. For additional information relating to industry restructuring refer to "Management's Discussion and Analysis of Results of Operations" in Item 7 of this report.

     (c) Transactions with Affiliates

     Transactions between the Company and other system companies include purchases and sales of electricity, including the Company's acquisition and resale of capacity entitlements and related energy generated by certain units of other New England utilities. The Company functions as the principal supplier of electric generation capacity for and on behalf of affiliates Cambridge Electric and Commonwealth Electric, including abandonment and nonconstruction costs related to the Seabrook project. In addition, payments for management, accounting, data processing and other services are made to affiliate COM/Energy Services Company. Transactions with other system companies are subject to review by the FERC and the DTE.

     The Company's operating revenues included the following intercompany amounts for the periods indicated:

 Period Ended       Electricity Sales                         Seabrook Units
 December 31,         (Canal Units)       Purchased Power        and Other
                                     (Dollars in thousands)

     1997               $76 859              $ 8 885             $39 159
     1996                52 035               11 882              43 925
     1995                39 617               18 694              35 167

       (d) Other Major Customers

       The Company is a wholesale electric generating company that sells power under life-of-the-unit contracts, approved by FERC to Boston Edison Company, Montaup Electric Company and New England Power Company,
 (unaffiliated utilities). Each utility is obligated to purchase one-quarter of the capacity and energy of Canal Unit 1.

       (e) Equity Method of Accounting

       The Company uses the equity method of accounting for its 3.8% investment in the New England/Hydro-Quebec Phase II transmission facilities due in part to its ability to exercise significant influence over operating and financial policies of the entity. Under this method, it records as income the proportionate share of the net earnings of this project with a corresponding increase in the carrying value of the investment. The investment amount is reduced as cash dividends are received. For further information on this investment, refer to Schedule I in Part IV of this report.

<PAGE 24>

                            CANAL ELECTRIC COMPANY

     (f) Depreciation and Nuclear Fuel Amortization

     Depreciation is provided using the straight-line method at rates intended to amortize the original cost and the estimated cost of removal less salvage of properties over their estimated economic lives. The Company's composite depreciation rate, based on average depreciable property in service, was 4.45% in 1997, 4.42% in 1996 and 4.09% in 1995.

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

     While AFUDC does not provide funds currently, these amounts are recoverable in revenues over the service life of the constructed property. The Company develops rates based upon its current cost of capital and used a compound rate of 6% in 1997, 6.25% in 1996 and 6.75% in 1995.

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

     The following is a summary of the provisions for income taxes for the

<PAGE 25>

                            CANAL ELECTRIC COMPANY

years ended December 31, 1997, 1996 and 1995:

                                             1997        1996        1995
                                                (Dollars in thousands)
 Federal:
    Current                                $ 9 128      $ 9 511    $ 3 637
    Deferred                                  (764)        (577)     1 585
    Investment tax credits                    (526)        (527)      (638)
                                             7 838        8 407      4 584
 State:
    Current                                  1 558        1 747        955
    Deferred                                  (133)        (223)       (11)
                                             1 425        1 524        944
                                             9 263        9 931      5 528
 Amortization of regulatory liability
  relating to deferred income taxes            (76)        (163)    (4 813)

 Total                                     $ 9 187      $ 9 768    $   715

 Federal and state income taxes
    charged to:
      Operating expense                    $ 9 178      $ 9 720    $   609
      Other income                               9           48        106
                                           $ 9 187      $ 9 768    $   715

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

    Accumulated deferred income taxes consisted of the following in 1997 and
 1996:
                                                    1997         1996
                                                  (Dollars in thousands)
       Liabilities
            Property-related                      $78 706      $78 542
            Seabrook nonconstruction                  707        1 183
            All other                               1 645        3 535
                                                   81 058       83 260
       Assets
            Investment tax credit                   7 078        7 418
            Regulatory liability                    2 180        2 230
            All other                               1 490        1 569
                                                   10 748       11 217

    Accumulated deferred income taxes, net        $70 310      $72 043

    The net year-end deferred income tax liability above includes a current deferred tax liability of $863,000 and $493,000 in 1997 and 1996, respectively, which are included in accrued income taxes in the accompanying Balance Sheets.

<PAGE 26>

                            CANAL ELECTRIC COMPANY

    The total income tax provision set forth on the previous page represents 38% in 1997, 37% in 1996 and 5% in 1995, of income before such taxes. The following table reconciles the statutory federal income tax rate to these percentages:
                                                    1997      1996      1995

 Federal statutory rate                              35%       35%       35%

 Federal income tax expense at statutory levels    $8 405    $9 220   $5 196
 Increase (Decrease) from statutory rate:
   Tax versus book depreciation                     1 515     1 479    1 227
   State tax, net of federal tax benefit              927       991      613
   Amortization of investment tax credits            (526)     (527)    (638)
   Excess deferred reserves                           (76)     (163)  (4 813)
   Reversals of capitalized expenses                 (560)     (559)    (556)
   Other                                             (498)     (673)    (314)
                                                   $9 187    $9 768   $  715

 Effective federal tax rate                          38%        37%      5%

(4)  Long-Term Debt and Interim Financing

     (a) Long-Term Debt

     Long-term debt outstanding, exclusive of current sinking fund requirements and related premiums, collateralized by substantially all of the Company's property, is as follows:

                                       Original     Balance December 31,
                                        Issue         1997          1996
                                             (Dollars in thousands)
 First Mortgage Bonds -
   Series B, 8.85%, due 2006           $35 000      $33 950       $34 300
   Series E, 7 3/8%, due 2020           10 000       10 000        10 000
   Series F, 9 7/8%, due 2020           40 000       40 000        40 000
                                                    $83 950       $84 300

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

     (b) Notes Payable to Banks

     The Company and other system companies maintain both committed and uncommitted lines of credit for the short-term financing of their construction programs and other corporate purposes. As of December 31, 1997, system companies had $145 million of committed lines of credit that

<PAGE 27>

                            CANAL ELECTRIC COMPANY

 will expire at varying intervals in 1998. These lines are normally renewed upon expiration and require annual fees of up to .1875% of the individual line. At December 31, 1997, the system's uncommitted lines of credit totaled $10 million. Interest rates on the Company's outstanding borrowings generally are at an adjusted money market rate and averaged 5.8% in 1997 and 5.6% in 1996. The Company's notes payable to banks totaled $20,850,000 and $26,550,000 at December 31, 1997 and 1996, respectively.

     (c) Advances from Affiliates

     The Company had no short-term notes payable to the System at December 31, 1997 compared to $5,620,000 at December 31, 1996. These notes are written for a term of up to 11 months and 29 days. Interest is at the prime rate and is adjusted for changes in that rate during the terms of the notes. This rate averaged 8.5% in 1997 and 8.3% in 1996.

     The Company is a member of the COM/Energy Money Pool (the Pool), an arrangement among the subsidiaries of the System, whereby short-term cash surpluses are used to help meet the short-term borrowing needs of the utility subsidiaries. In general, lenders to the Pool receive a higher rate of return than they otherwise would on such investments, while borrowers pay a lower interest rate than that available from banks. Interest rates on the outstanding borrowings are based on the monthly average rate the Company would otherwise have to pay banks, less one-half the difference between that rate and the monthly average U.S. Treasury Bill weekly auction rate. The borrowings are for a period of less than one year and are payable upon demand. The Company had no borrowings from the Pool at December 31, 1997 compared to $1,630,000 at December 31, 1996. Rates on these borrowings averaged 5.4% in 1997 and 5.3% in 1996.

     (d) Disclosures About Fair Value of Financial Instruments

     The fair value of certain financial instruments included in the accompanying Balance Sheets as of December 31, 1997 and 1996 are as follows:

                                  1997                  1996
                                     (Dollars in thousands)

                           Carrying    Fair       Carrying    Fair
                             Value    Value         Value    Value

    Long-term Debt          $84 267  $102 121      $83 968   $97 446

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

<PAGE 28>

                            CANAL ELECTRIC COMPANY

(5) Commitments and Contingencies

    (a) Construction

    The Company is engaged in a continuous construction program presently estimated at $19.3 million for the five-year period 1998 through 2002. Of that amount, $10.5 million is estimated for 1998. These estimates include expenditures related to the Company's Units 1 and 2 which are likely to be sold at auction in 1998 pursuant to the restructuring plan approved by the DTE. The program is subject to periodic review and revision because of factors such as changes in business conditions, rates of customer growth, effects of inflation, maintenance of reliable and safe service, equipment delivery schedules, licensing delays, availability, and cost of capital and environmental factors. The Company expects to finance these expenditures on an interim basis with internally generated funds and short-term borrowings that are ultimately expected to be repaid with proceeds from sales of long-term debt and equity securities.

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

    Pertinent information with respect to the Company's joint-ownership interest in Seabrook 1 and information relating to operating expenses which are included in the accompanying financial statements, are as follows:

                                         1997              1996
                                         (Dollars in thousands)

    Utility plant-in-service           $232 471          $232 183
    Nuclear fuel                         22 207            21 613
    Accumulated depreciation
      and amortization                  (64 379)          (57 359)
    Construction work in progress         1 036               844
                                       $191 335          $197 281

                                     1997       1996        1995
                                        (Dollars in thousands)
    Operating expenses:
     Fuel                         $ 1 471     $ 1 727     $ 2 353
     Other operation                4 206       4 091       4 292
     Maintenance                    2 364         990       1 376
     Depreciation                   6 314       6 544       6 542
     Amortization                   1 319       1 319       1 319
                                  $15 674     $14 671     $15 882

       Plant capacity (MW)          1,150        In-service date    1990
       Canal's share:                            Operating license
        Percent interest             3.52%        expiration date   2026
        Entitlement (MW)             40.5

<PAGE 29>

                            CANAL ELECTRIC COMPANY

     The Company and the other joint-owners have established a decommis-sioning fund to cover decommissioning costs. The estimated cost to decom-mission the plant is $469.1 million in current dollars. The Company's share of this liability (approximately $16.5 million), less its share of the market value of the assets held in a decommissioning trust (approximately $2.5 million), is approximately $14 million at December 31, 1997.

     (c) Environmental Matters

     The Company is subject to laws and regulations administered by federal, state and local authorities relating to the quality of the environment. These laws and regulations affect, among other things, the siting and operation of electric generating and transmission facilities and can require the installation of expensive air and water pollution control equipment. These regulations have had an impact on the Company's operations in the past and could have an impact on future operations, capital costs and construction schedules of major facilities. However, the Company's electric generating facilities are likely to be sold at auction in 1998 pursuant to the restructuring plan approved by the DTE.

(6)  Dividend Restriction

     At December 31, 1997, approximately $37,860,000 of retained earnings was restricted against the payment of cash dividends by terms of the Indenture of Trust securing long-term debt.

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

<PAGE 30>

                            CANAL ELECTRIC COMPANY

     Components of pension expense and related assumptions to develop pension expense were as follows:

                                        1997      1996      1995
                                         (Dollars in thousands)

 Service cost                         $   524   $   527   $   435
 Interest cost                          1 314     1 254     1 151
 Return on plan assets - (gain)/loss   (3 145)   (2 321)   (3 113)
 Net amortization and deferral          1 844     1 157     2 045
 Total pension expense                    537       617       518
 Transfers from affiliates, net           372       347       324
 Less: Amounts capitalized and other      206       224       193
 Net pension expense                  $   703   $   740   $   649


 Discount rate                          7.50%     7.25%     8.50%
 Assumed rate of return                 8.75      8.75      9.00
 Rate of increase in future
   compensation                         4.25      4.25      5.00

    Pension expense reflects the use of the projected unit credit method which is also the actuarial cost method used in determining future funding of the plan. The funded status of the plan (using a measurement date of December 31) is as follows:

                                                1997         1996
                                             (Dollars in thousands)
 Accumulated benefit obligation:
       Vested                                $(17 279)     $(12 241)
       Nonvested                               (2 613)       (2 180)
                                             $(19 892)     $(14 421)

 Projected benefit obligation                $(22 119)     $(17 576)
 Plan assets at fair market value              20 287        17 523
 Projected benefit obligation greater
    than plan assets                           (1 832)          (53)
 Unamortized transition obligation                 66            84
 Unrecognized prior service cost                  426           480
 Unrecognized gain                                951          (985)
 Accrued pension liability                   $   (389)     $   (474)

       The following actuarial assumptions were used in determining the plan's year-end funded status:

                                                1997         1996

 Discount rate                                  7.00%        7.50%
 Rate of increase in future compensation        3.75         4.25

     Plan assets consist primarily of fixed-income and equity securities. Fluctuations in the fair market value of plan assets will affect pension expense in future years.

<PAGE 31>

                            CANAL ELECTRIC COMPANY

     (b) Other Postretirement Benefits

     Certain employees are eligible for postretirement benefits if they meet specific requirements. These benefits could include health and life insurance coverage and reimbursement of Medicare Part B premiums. Under certain circumstances, eligible employees are required to make contributions for postretirement benefits.

     To fund its postretirement benefits, the Company makes contributions to various voluntary employees' beneficiary association (VEBA) trusts that were established pursuant to section 501(c)(9) of the Internal Revenue Code (the
 Code). The Company also makes contributions to a subaccount of its pension plan pursuant to section 401(h) of the Code to fund a portion of its postretirement benefit obligation. The Company contributed approximately $646,000, $725,000 and $693,000 to these trusts during 1997, 1996 and 1995, respectively.

     The net periodic postretirement benefit cost for the years ended December 31, 1997, 1996 and 1995 includes the following components and related assumptions:
                                               1997     1996      1995
                                                (Dollars in thousands)

    Service cost                             $  176    $  187    $ 131
    Interest cost                               493       490      441
    Return on plan assets                      (549)     (324)    (383)
    Amortization of transition
      obligation over 20 years                  248       248      248
    Net amortization and deferral               286       131      261
    Total postretirement benefit cost           654       732      698
    Transfers from affiliates, net              452       446      447
    Less: Amounts capitalized and other         296    (1 230)     867
      Net postretirement benefit cost        $  810    $2 408    $ 278

    Discount rate                              7.50%    7.25%     8.50%
    Assumed rate of return                     8.75     8.75      9.00
    Rate of increase in future compensation    4.25     4.25      5.00

    The funded status of the Company's plan using a measurement date of December 31, 1997 and 1996 is as follows:

                                                         1997        1996
                                                     (Dollars in thousands)
     Accumulated postretirement benefit obligation:
       Retirees                                        $(4 749)   $(3 108)
       Fully eligible active plan participants            (819)      (858)
       Other active plan participants                   (2 066)    (2 620)
                                                        (7 634)    (6 586)
     Plan assets at fair market value                    3 790      2 825
     Accumulated postretirement benefit obligation
       greater than plan assets                         (3 844)    (3 761)
     Unamortized transition obligation                   3 730      3 978
     Unrecognized gain                                    (114)      (217)
                                                       $   -      $   -

<PAGE 32>

                            CANAL ELECTRIC COMPANY

     The following actuarial assumptions were used in determining the plan's estimated accumulated postretirement benefit obligation (APBO) and the funded status for 1997 and 1996:
                                                         1997        1996

     Discount rate                                       7.00%       7.50%
     Rate of increase in future compensation             3.75        4.25
     Medicare part B premiums                            3.10        9.50
     Medical care                                        6.75        7.00
     Dental care                                         4.50        5.00

     The above dental rate remains constant through the year 2007. Rates for Medicare Part B premiums and medical care decrease to 3.1% and 4.5%, respectively, by 2007 and remain at that level thereafter. A one percent change in the medical trend rate would have a $103,000 impact on the Company's annual expense and would change the APBO by approximately $977,000.

     Plan assets consist primarily of fixed-income and equity securities. Fluctuations in the fair market value of plan assets will affect postretirement benefit expense in future years.

     (c) Savings Plan

     The Company has an Employees Savings Plan that provides for Company contributions equal to contributions by eligible employees up to four percent of each employee's compensation rate and up to five percent for those employees no longer eligible for postretirement health benefits. The Company's contribution was $256,000 in 1997, $261,000 in 1996 and $258,000
 in 1995.

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

<PAGE 33>

                            CANAL ELECTRIC COMPANY

     Future minimum lease payments, by period and in the aggregate, of capital leases and noncancelable operating leases consisted of the following at December 31, 1997:
                                      Operating Leases  Capital Leases
                                           (Dollars in thousands)

 1998                                     $  541         $ 1 851
 1999                                        530           1 784
 2000                                        476           1 722
 2001                                        422           1 660
 2002                                        422           1 598
 Beyond 2002                               1 259          17 129
 Total future minimum lease payments      $3 650          25 744
 Less:Estimated interest element
   included therein                                       13 943
 Estimated present value of future
   minimum lease payments                                $11 801

       Total rent expense for all operating leases, except those with terms of a month or less, amounted to $575,000 in 1997, $475,000 in 1996 and $431,000 in 1995. There were no contingent rentals and no sublease rentals for the years 1997, 1996 and 1995.

<PAGE 34>

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

(a) 2.   Index to Financial Statement Schedules

     Filed herewith at page indicated are financial statement schedules of the Company:

     Schedule I - Investments in, Equity Earnings of, and Dividends Received from Related Parties - Years Ended December 31, 1997, 1996 and 1995 (page 41).

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

<PAGE 35>

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

<PAGE 36>

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

<PAGE 37>

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

10.1.8 Agreement, dated September 1, 1985, With Respect To Amendment of Agreement With Respect To Use Of Quebec Interconnection, dated December 1, 1981, among certain NEPOOL utilities to include Phase II facilities in the definition of "Project" (Exhibit 1 to the CEC Form 10-Q (September 1985), File No. 2-30057).

10.1.8.1  Amendatory Agreement No.3 with Respect to Use of Quebec
          Interconnection dated December 1, 1981, as amended to June 1, 1990, among certain NEPOOL utilities (Exhibit 1 to the CEC Form 10-Q (September 1990), File No. 2-30057).

10.1.9 Preliminary Quebec Interconnection Support Agreement - Phase II among certain New England electric utilities dated June 1, 1984 (Exhibit 6 to the CE Form 10-Q (June 1984), File No. 2-7749).

10.1.9.1 First through Third Amendments to 10.1.9 as amended March 1, 1985, January 1, 1986 and March 1, 1987, respectively (Exhibit 1 to the CEC Form 10-Q (March 1987), File No. 2-30057).

10.1.9.2 Fifth through Seventh Amendments to 10.1.9 as amended October 15, 1987, December 15, 1987 and March 1, 1988, respectively (Exhibit 1 to the CEC Form 10-Q (June 1988), File No. 2-30057).

10.1.9.3 Fourth and Eighth Amendments to 10.1.9 as amended July 1, 1987 and August 1, 1988, respectively (Exhibit 3 to the CEC Form 10-Q (September 1988), File No. 2-30057).

10.1.9.4 Ninth and Tenth Amendments to 10.1.9 as amended November 1, 1988 and January 15, 1989, respectively (Exhibit 2 to the CEC 1988 Form 10-K, File No. 2-30057).

10.1.9.5 Eleventh Amendment to 10.1.9 as amended November 1, 1989 (Exhibit 4 to the CEC 1989 Form 10-K, File No. 2-30057).

10.1.9.6 Twelfth Amendment to 10.1.9 as amended April 1, 1990 (Exhibit 1 to the CEC Form 10-Q (June 1990) File No. 2-30057).

10.1.10 Agreement to Preliminary Quebec Interconnection Support Agreement - Phase II among Public Service Company of New Hampshire (PSNH), New England Power Co. (NEP), Boston Edison Co. (BECO), and CEC whereby PSNH assigns a portion of its interests under the original Agreement to the other three parties, dated October 1, 1987 (Exhibit 2 to the CEC 1987 Form 10-K, File No. 2-30057).

<PAGE 38>

                            CANAL ELECTRIC COMPANY

10.1.11   Phase II Equity Funding Agreement for New England Hydro
          Transmission Electric Company, Inc. (New England Hydro)
          (Massachusetts), dated June 1, 1985, between New England Hydro and certain NEPOOL utilities (Exhibit 2 to the CEC Form 10-Q (September
          1985), File No. 2-30057).

10.1.12   Phase II Equity Funding Agreement for New England Hydro
          Transmission Corporation (New Hampshire Hydro), dated June 1, 1985, between New Hampshire Hydro and certain NEPOOL utilities (Exhibit 3 to the CEC Form 10-Q (September 1985), File No. 2-30057).

10.1.12.1 Amendment No. 1 to 10.1.12 as amended May 1, 1986 (Exhibit 6 to the CEC Form 10-Q (March 1987), File No. 2-30057).

10.1.12.2 Amendment No. 2 to 10.1.12 as amended September 1, 1987 (Exhibit 3 to the CEC Form 10-Q (September 1987), File No. 2-30057).

10.1.13 Phase II Massachusetts Transmission Facilities Support Agreement, dated June 1, 1985, refiled as a single agreement incorporating Amendments 1 through 7 dated May 1, 1986 through January 1, 1989, respectively, between New England Hydro and certain NEPOOL utilities (Exhibit 2 to the CEC Form 10-Q (September 1990), File No. 2-30057).

10.1.14 Phase II New Hampshire Transmission Facilities Support Agreement, dated June 1, 1985, refiled as a single agreement incorporating Amendments 1 through 8 dated May 1, 1986 through January 1, 1989, respectively, between New Hampshire Hydro and certain NEPOOL utilities (Exhibit 3 to the CEC Form 10-Q (September 1990), File No. 2-30057).

10.1.15 Phase II New England Power AC Facilities Support Agreement dated June 1, 1985, between New England Power and certain NEPOOL utilities (Exhibit 6 to the CEC Form 10-Q (September 1985), File No. 2-30057).

10.1.15.1 Amendments Nos. 1 and 2 to 10.1.15 as amended May 1, 1986 and February 1, 1987, respectively (Exhibit 5 to the CEC Form 10-Q (March 1987), File No. 2-30057).

10.1.15.2 Amendments Nos. 3 and 4 to 10.1.15 as amended June 1, 1987 and September 1, 1987, respectively (Exhibit 5 to the CEC Form 10-Q (September 1987), File No. 2-30057).

10.1.16 Agreement Authorizing Execution of Phase II Firm Energy Contract, dated September 1, 1985, among certain NEPOOL utilities in regard to the purchase of power from Hydro Quebec (Exhibit 8 to the CEC Form 10-Q (September 1985), File No. 2-30057).

10.2      Other agreements.

10.2.1 Employees Savings Plan of Commonwealth Energy System and Subsidiary Companies as amended and restated as of January 1, 1993 (Exhibit 2 to the CES Form 10-Q (September 1993), File No. 1-7316).

<PAGE 39>

                            CANAL ELECTRIC COMPANY

10.2.1.1 First Amendment to the Employees Savings Plan of Commonwealth Energy System and Subsidiary Companies, as amended and restated as of January 1, 1993, effective October 1, 1994 (Exhibit 1 to CES Form S-8 (January 1995), File No. 1-7316).

10.2.1.2 Second Amendment to the Employees Savings Plan of Commonwealth Energy System and Subsidiary Companies, as amended and restated as of January 1, 1993, effective April 1, 1996 (Exhibit 1 to CES Form 10-K/A Amendment No. 1 (April 30, 1996), File No. 1-7316).

10.2.1.3 Third Amendment to the Employees Savings Plan of Commonwealth Energy System and Subsidiary Companies, as amended and restated as of January 1, 1993, effective January 1, 1997 (Exhibit 1 to CES Form 10-K/A Amendment No. 1 (April 29, 1997), File No. 1-7316).

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

<PAGE 40>

                            CANAL ELECTRIC COMPANY

10.2.3.9 Twenty-seventh Amendment to 10.2.3 as amended to October 1, 1990 (Exhibit 3 to the CES 1990 Form 10-K, File No. 1-7316).

10.2.3.10 Twenty-eighth Amendment to 10.2.3 as amended September 15, 1992 (Exhibit 1 to the CES Form 10-Q (September 1994), File No. 1-7316).

10.2.3.11 Twenty-ninth Amendment to 10.2.3 as amended May 1, 1993 (Exhibit 2 to the CES Form 10-Q (September 1994), File No. 1-7316).

Filed herewith:

Exhibit 27.
           Filed herewith as Exhibit 1 is the Financial Data Schedule for the year ended December 31, 1997.

(b) Reports on Form 8-K

           No reports on Form 8-K were filed during the three months ended December 31, 1997.

<PAGE 41>

                                                                                     SCHEDULE I
                                           CANAL ELECTRIC COMPANY
                                     INVESTMENTS IN, EQUITY EARNINGS OF,
                                 AND DIVIDENDS RECEIVED FROM RELATED PARTIES
                            FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                           (Dollars in Thousands)
                                    Investment                                          Investment
                                     Balance                                              Balance
Description of Investment and      Beginning of                Equity      Dividends      End of
Name of Issuer                         Year       Shares      Earnings     Received         Year

New England/Hydro-Quebec Phase II
HVDC Transmission Project -
                                                         YEAR ENDED DECEMBER 31, 1997
 New England Hydro-Transmission
   Electric Company, Inc.           $ 2 030       126 407      $  140        $  301       $1 869

 New England Hydro-Transmission
   Corporation                        1 291       626.910          93           178        1 206
     Total                          $ 3 321                    $  233        $  479       $3 075

                                                         YEAR ENDED DECEMBER 31, 1996
 New England Hydro-Transmission
   Electric Company, Inc.           $ 2 026       136 656      $  311        $  307       $2 030

 New England Hydro-Transmission
   Corporation                        1 346       673.031         187           242        1 291
     Total                          $ 3 372                    $  498        $  549       $3 321

                                                         YEAR ENDED DECEMBER 31, 1995
 New England Hydro-Transmission
   Electric Company, Inc.           $ 2 313       136 656      $  328        $  615       $2 026

 New England Hydro-Transmission
   Corporation                        1 489       734.526         211           354        1 346
     Total                          $ 3 802                    $  539        $  969       $3 372

In 1997 New England Hydro-Transmission Electric Company, Inc. repurchased 7.5% (10,249.2 shares) of its outstanding shares at $14.20 per share.  The Company received proceeds of $145,539.  During 1997, 1996 and
1995, New England Hydro-Transmission Corporation (NEHTC) repurchased 6.85% (46.124 shares), 6.52% (61.495 shares) and 6.52% (51.246 shares), respectively, of its outstanding shares.  The Company received proceeds of $85,207 ($1,847.46 per share), $112,616 ($1,831.30 per share) and $94,017 ($1,834.62 per share) for 1997,
1996 and 1995,respectively.  Receipts from the repurchase of shares are included with dividends.

<PAGE 42>

                            CANAL ELECTRIC COMPANY

                     FORM 10-K          DECEMBER 31, 1997

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

Principal Executive Officers:

WILLIAM G. POIST                                       March 31, 1998
William G. Poist,
Chairman of the Board

R. D. WRIGHT                                           March 31, 1998
Russell D. Wright,
Vice Chairman and Chief Executive Officer

DEBORAH A. McLAUGHLIN                                  March 31, 1998
Deborah A. McLaughlin
President and Chief Operating Officer

Principal Financial Officer:

JAMES D. RAPPOLI                                       March 31, 1998
James D. Rappoli
Financial Vice President and Treasurer


A majority of the Board of Directors:

WILLIAM G. POIST                                       March 31, 1998
William G. Poist, Director

R. D. WRIGHT                                           March 31, 1998
Russell D. Wright, Director

DEBORAH A. McLAUGHLIN                                  March 31, 1998
Deborah A. McLaughlin, Director

JAMES D. RAPPOLI                                       March 31, 1998
James D. Rappoli, Director