Form 10-Q
period 1998-03-31
CANAL ELECTRIC CO
filed 1998-05-15
CIK 16906

<PAGE 1>

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                         Washington, D. C. 20549-1004

                                   Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1998

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

                                                    Outstanding at
           Class of Common Stock                      May 1, 1998

        Common Stock, $25 par value                1,523,200 shares

The Company meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q as a wholly-owned subsidiary and is therefore filing this Form with the reduced disclosure format.

<PAGE 2>

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                            CANAL ELECTRIC COMPANY

                           CONDENSED BALANCE SHEETS

                     MARCH 31, 1998 AND DECEMBER 31, 1997

                                    ASSETS

                            (Dollars in thousands)



                                                   March 31,    December 31,
                                                     1998           1997
                                                  (Unaudited)

PROPERTY, PLANT AND EQUIPMENT, at original cost    $470,037        $469,861
  Less -  Accumulated depreciation and
          amortization                              202,994         197,844
                                                    267,043         272,017
  Add  -  Construction work in progress               2,546           2,228
          Nuclear fuel in process                       309             193
                                                    269,898         274,438

INVESTMENTS
  Equity in corporate joint venture                   3,085           3,075

CURRENT ASSETS
  Cash                                                   18              18
  Accounts receivable-
    Affiliates                                        8,410          12,159
    Other                                             7,759          15,397
  Electric production fuel oil                          620             806
  Prepaid property taxes                                420             840
  Other                                               2,444           2,277
                                                     19,671          31,497

DEFERRED CHARGES
  Regulatory assets                                  17,125          17,413
  Other                                               9,731           9,774
                                                     26,856          27,187

                                                   $319,510        $336,197








                            See accompanying notes.

<PAGE 3>

                            CANAL ELECTRIC COMPANY

                           CONDENSED BALANCE SHEETS

                     MARCH 31, 1998 AND DECEMBER 31, 1997

                        CAPITALIZATION AND LIABILITIES

                            (Dollars in thousands)

                                                   March 31,    December 31,
                                                     1998           1997
                                                  (Unaudited)
CAPITALIZATION
  Common Equity -
    Common stock, $25 par value -
      Authorized - 2,328,200 shares
      Outstanding - 1,523,200 shares,
        wholly-owned by Commonwealth
        Energy System (Parent)                     $ 38,080        $ 38,080
    Amounts paid in excess of par value               8,321           8,321
    Retained earnings                                56,700          53,130
                                                    103,101          99,531
  Long-term debt, including premiums, less
    current sinking fund requirements                83,917          83,917
                                                    187,018         183,448

CAPITAL LEASE OBLIGATIONS                            11,085          11,227

CURRENT LIABILITIES
  Interim Financing -
    Notes payable to banks                            9,200          20,850
    Advances from affiliates                            575             -
                                                      9,775          20,850
  Other Current Liabilities -
    Current sinking fund requirements                   350             350
    Accounts payable -
      Affiliates                                      1,285           1,028
      Other                                          10,259          21,335
    Accrued taxes -
      Income                                          3,941           2,054
      Local property and other                          772             844
    Capital lease obligations                           573             574
    Accrued interest and other                        6,406           6,174
                                                     23,586          32,359
                                                     33,361          53,209
DEFERRED CREDITS
  Accumulated deferred income taxes                  69,198          69,447
  Unamortized investment tax credits and other       18,848          18,866
                                                     88,046          88,313

COMMITMENTS AND CONTINGENCIES
                                                   $319,510        $336,197


                            See accompanying notes.

<PAGE 4>

                            CANAL ELECTRIC COMPANY

             CONDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS

              FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997

(Dollars in thousands - Unaudited)


                                                 1998          1997

ELECTRIC OPERATING REVENUES
  Sales to affiliated companies                 $28,920      $34,310
  Sales to non-affiliated companies              19,327       27,376
                                                 48,247       61,686

OPERATING EXPENSES
  Fuel used in production                        25,768       35,878
  Electricity purchased for resale                  148        2,672
  Other operation and maintenance                 8,718        8,596
  Depreciation                                    5,039        5,065
  Taxes -
    Income                                        2,064        2,542
    Local property                                  696          670
    Payroll and other                               217          228
                                                 42,650       55,651

OPERATING INCOME                                  5,597        6,035

OTHER INCOME                                        129          124

INCOME BEFORE INTEREST CHARGES                    5,726        6,159

INTEREST CHARGES
  Long-term debt                                  1,978        1,978
  Other interest charges                            178          364
                                                  2,156        2,342

NET INCOME                                        3,570        3,817

RETAINED EARNINGS -
  Beginning of period                            53,130       52,620
  Dividends on common stock                         -            -

RETAINED EARNINGS -
  End of period                                 $56,700      $56,437



                            See accompanying notes.

<PAGE 5>

                            CANAL ELECTRIC COMPANY

                      CONDENSED STATEMENTS OF CASH FLOWS

              FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997

                      (Dollars in thousands - Unaudited)


                                                       1998           1997

OPERATING ACTIVITIES
  Net income                                        $  3,570       $  3,817
  Effects of noncash items -
    Depreciation and amortization                      5,614          6,273
    Deferred income taxes and investment
      tax credits, net                                  (461)          (439)
    Earnings from corporate joint venture               (117)          (117)
  Dividends from corporate joint venture                 107            241
  Change in working capital, exclusive of cash
    and interim financing                              3,053          3,594
  All other operating items                               62           (264)
Net cash provided by operating activities             11,828         13,105

INVESTING ACTIVITIES
  Additions to property, plant and equipment            (753)          (980)

FINANCING ACTIVITIES
  Payment of short-term borrowings                   (11,650)       (11,175)
  Advances from (payments to) affiliates                 575           (950)
Net cash used for financing activities               (11,075)       (12,125)

Net increase in cash                                       -              -
Cash at beginning of period                               18             12
Cash at end of period                               $     18       $     12



SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period for:
    Interest (net of capitalized amounts)           $  1,673       $  1,880
    Income taxes                                    $    598       $    604









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

        The Company has 106 regular employees including 79 (75%) represented by a collective bargaining agreement that will remain in effect through May 31, 2001. Employee relations have generally been satisfactory.

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

        The unaudited financial statements for the periods ended March 31, 1998 and 1997, reflect, in the opinion of the Company, all adjustments (consisting of only normal recurring accruals) necessary to summarize fairly the results for such periods. In addition, certain prior period amounts are reclassified from time to time to conform with the presenta-tion used in the current period's financial statements.

        The Company's significant accounting policies are described in Note 2 of Notes to Financial Statements included in its 1997 Annual Report on Form 10-K filed with the Securities and Exchange Commission. For interim reporting purposes, the Company follows these same basic accounting policies but considers each interim period as an integral part of an annual period and makes allocations of certain expenses to interim periods based upon estimates of such expenses for the year.

<PAGE 7>

                            CANAL ELECTRIC COMPANY

        (b) Regulatory Assets

        The Company is regulated as to rates, accounting and other matters by various authorities, including the FERC and the Massachusetts Department of Telecommunications and Energy (DTE).

        Based on the current regulatory framework, the Company accounts for the economic effects of regulation in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." The Company has established various regulatory assets in cases where the FERC has permitted or is expected to permit recovery of specific costs over time. In the event the criteria for applying SFAS No. 71 are no longer met, the accounting impact would be an extraordinary, non-cash charge to opera-tions of an amount that could be material. Criteria that give rise to the discontinuance of SFAS No. 71 include: 1) increasing competition restricting the Company's ability to establish prices to recover specific costs, and 2) a significant change in the current manner in which rates are set by regulators from cost based regulation to another form of regulation. These criteria are reviewed on a regular basis to ensure the continuing application of SFAS No. 71 is appropriate. Based on the current evaluation of the various factors and conditions that are expected to impact future cost recovery, the Company believes that its regulatory assets are probable of future recovery.

        The principal regulatory assets included in deferred charges were as follows:
                                              March 31,    December 31,
                                                1998           1997
                                              (Dollars in thousands)

       Deferred income taxes                  $13,130        $13,089
       Seabrook related costs                   3,995          4,324
                                              $17,125        $17,413

        In November 1997, the Commonwealth of Massachusetts enacted a comprehensive electric utility industry restructuring bill. On November 19, 1997, the Company, together with Cambridge Electric Light Company (Cambridge) and Commonwealth Electric Company (Commonwealth) filed a restructuring plan with the DTE. The plan, approved by the DTE on February 27, 1998, describes the process by which Commonwealth and Cambridge will, beginning March 1, 1998, initiate a ten percent rate reduction for all customer classes and allow customers to choose their energy supplier. As part of the plan, the DTE authorized the recovery of certain strandable costs. The legislation gives the DTE the authority to determine the amount of strandable costs that will be eligible for recovery. Costs that will qualify as strandable costs and be eligible for recovery include, but are not limited to, certain above market costs associated with generating facilities, costs associated with long-term commitments to purchase power at above market prices from independent power producers and regulatory assets and associated liabilities related to the generation portion of the electric business.

<PAGE 8>

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

(3) Commitments and Contingencies

        Construction

        The Company is engaged in a continuous construction program presently estimated at $19.3 million for the five-year period 1998 through 2002.
    Of that amount, $10.5 million is estimated for 1998. As of March 31, 1998, construction expenditures, including an allowance for funds used during construction, amounted to approximately $750,000. These estimates include expenditures related to Units 1 and 2 which are likely to be sold at auction in 1998 pursuant to the restructuring plan approved by the DTE. The program is subject to periodic review and revision because of factors such as changes in business conditions, rates of customer growth, effects of inflation, maintenance of reliable and safe service, equipment delivery schedules, licensing delays, availability and cost of capital and environmental factors. The Company expects to finance these expendi-tures with internally generated funds and short-term borrowings.

<PAGE 9>

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

      A summary of the period to period changes in the principal items included in the Condensed Statements of Income for the three months ended March 31, 1998 and 1997 and unit sales for these periods is shown below:

                                                    Three Months
                                                   Ended March 31,
                                                    1998 and 1997
                                                 Increase (Decrease)
                                               (Dollars in thousands)

Electric Operating Revenues                      $(13,439)   (21.8)%

Operating Expenses -
  Fuel used in production                         (10,110)   (28.2)
  Electricity purchased for resale                 (2,524)   (94.5)
  Other operation and maintenance                     122      1.4
  Depreciation                                        (26)    (0.5)
  Taxes -
    Federal and state income                         (478)   (18.8)
    Local property and other                           15      1.7
                                                  (13,001)   (23.4)

Operating Income                                     (438)    (7.3)

Other Income                                            5      4.0

Income Before Interest Charges                       (433)    (7.0)

Interest Charges                                     (186)    (7.9)

Net Income                                       $   (247)    (6.5)

Unit Sales (MWH) Decrease                        (121,715)    (8.4)


    The following is a summary of unit sales for the periods indicated:

                                       Unit Sales (MWH)
Three Months                          Purchased
   Ended         Unit 1    Unit 2     For Resale    Seabrook 1    Total
March 31, 1998  895,231   356,160           -         71,552    1,322,943
March 31, 1997  981,702   298,701        75,841       88,414    1,444,658

<PAGE 10>

                            CANAL ELECTRIC COMPANY

Revenue, Fuel and Purchased Power

    Operating revenues for the first three months of 1998 decreased $13.4 million or 21.8%, due primarily to an 8.4% decrease in unit sales. The decrease in unit sales reflects the decreased availability of Unit 1 and Seabrook together with the expiration of contracts for the purchase of electricity on behalf of affiliated retail distribution companies, offset, somewhat, by the increased availability of Unit 2.

    The significant decrease in fuel used in production of $10.1 million, or 28.2% during the first quarter reflects the lower average cost of fuel oil and the decreased availability of Unit 1. Fuel, purchased power and transmission costs represented approximately 55% and 64% of operating revenues in the first quarter of 1998 and 1997, respectively, and averaged 2 cents per KWH in the current period as compared to 2.7 cents for the corresponding period a year ago.

    Other Operating Expenses

    Other operation and maintenance increased by $122,000 or 1.4% reflecting an increase in maintenance ($358,000) primarily related to Unit 1, offset, in part, by a decrease in other operation ($236,000) due primarily to lower insurance and benefits costs. Federal and state income taxes decreased due to a lower level of pre-tax income.

    Interest Charges

    Total interest charges decreased for the current quarter due to a lower average level of short-term borrowings.

    Electric Industry Restructuring

    On November 25, 1997, the Governor of Massachusetts signed into law the Electric Industry Restructuring Act (the Act). Provisions of this legislation include, among other things, a 10 percent discount on standard offer service and retail choice of energy supplier effective March 1, 1998, with a subse-quent increase in the discount on standard offer service of up to 15 percent upon completion of divestiture of non-nuclear generating assets and possible securitization of net non-mitigable stranded costs; and, recovery of stranded costs subject to review and an audit process.

    The Company, together with retail affiliates Cambridge and Commonwealth, filed a comprehensive electric restructuring plan with the DTE in November 1997, that was substantially approved by the DTE in February 1998. While the system is encouraged with the treatment afforded stranded or transition cost recovery by the legislation and the DTE, the mandated retail customer discount could have a significant impact on future cash flows of the retail subsidiar-ies.

    It is now likely that a referendum will appear on the ballot in November of this year that is seeking to repeal the legislation. The Company's management is unable to predict what the ultimate outcome of this challenge will be.

<PAGE 11>

                            CANAL ELECTRIC COMPANY

    Auction Process

    In March 1997, the Company together with Cambridge and Commonwealth submitted a report to the DTE that detailed the proposed auction process for selling their electric generation assets and entitlements. The process included a standard sealed-bid auction for generation assets (including the Company's Units 1 and 2) and entitlements from purchased power contracts of Cambridge and Commonwealth. The auction process provided a market-based approach to maximizing stranded cost mitigation and minimizing the transition costs that retail customers will have to pay for stranded cost recovery. A request for bids from interested parties was issued last August followed by an Offering Memorandum in October. Potential bidders examined all pertinent information related to the generating facilities and purchased power agree-ments in order to prepare and submit their first round of bids in mid-Decem-ber. In January 1998, the Companies selected a short list of potential bidders, each of whom submitted a final binding bid on May 8, 1998. The ultimate selection of the winning bidder or bidders is expected to be made after a two-week evaluation period. The closing process and the required regulatory filings are expected to be completed in 1998.

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

Year 2000

    The Company has been involved in Year 2000 compliancy since 1996. A complete inventory and review of software, information processing and delivery systems has been completed, and work continues on computer systems wherever necessary. While some computer systems have already been updated, tested and placed in production, the Company expects to complete the balance of the modifications by early 1999.

    Costs associated with Year 2000 compliancy are being expensed as incurred. The total cost of this project is expected to be funded with internally generated funds.

    Management believes that with appropriate modifications, the Company will be fully compliant regarding all Year 2000 issues and will continue to provide its products and services uninterrupted through the millennium change.
Failure to become fully compliant could have a significant impact on the Company's operations.

<PAGE 12>

                            CANAL ELECTRIC COMPANY

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings

        None.

Item 5. Other Information

        None.

Item 6. Exhibits and Reports on Form 8-K

   (a)  Exhibits

        Exhibit 27 - Financial Data Schedule

        Filed herewith as Exhibit 1 is the Financial Data Schedule for the three months ended March 31, 1998.

   (b)  Reports on Form 8-K

        No reports on Form 8-K were filed during the three months ended March 31, 1998.

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



Date:  May 15, 1998