Form 10-Q
period 1998-06-30
CANAL ELECTRIC CO
filed 1998-08-14
CIK 16906

<PAGE 1>

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                         Washington, D. C. 20549-1004

                                   Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1998

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

                                                    Outstanding at
           Class of Common Stock                    August 1, 1998

        Common Stock, $25 par value                1,523,200 shares

The Company meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q as a wholly-owned subsidiary and is therefore filing this Form with the reduced disclosure format.

<PAGE 2>

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                            CANAL ELECTRIC COMPANY

                           CONDENSED BALANCE SHEETS

                      JUNE 30, 1998 AND DECEMBER 31, 1997

                                    ASSETS

                            (Dollars in thousands)



                                                   June 30,     December 31,
                                                     1998           1997
                                                  (Unaudited)

PROPERTY, PLANT AND EQUIPMENT, at original cost    $469,900        $469,861
  Less -  Accumulated depreciation and
          amortization                              207,974         197,844
                                                    261,926         272,017
  Add  -  Construction work in progress               4,026           2,228
          Nuclear fuel in process                       445             193
                                                    266,397         274,438

INVESTMENTS
  Equity in corporate joint venture                   3,058           3,075

CURRENT ASSETS
  Cash                                                   18              18
  Accounts receivable-
    Affiliates                                        9,613          12,159
    Other                                            11,497          15,397
  Electric production fuel oil                          729             806
  Prepaid property taxes                                -               840
  Other                                               2,537           2,277
                                                     24,394          31,497

DEFERRED CHARGES
  Regulatory assets                                  16,841          17,413
  Other                                               9,861           9,774
                                                     26,702          27,187

                                                   $320,551        $336,197









                            See accompanying notes.

<PAGE 3>

                            CANAL ELECTRIC COMPANY

                           CONDENSED BALANCE SHEETS

                      JUNE 30, 1998 AND DECEMBER 31, 1997

                        CAPITALIZATION AND LIABILITIES

                            (Dollars in thousands)

                                                   June 30,     December 31,
                                                     1998           1997
                                                  (Unaudited)
CAPITALIZATION
  Common Equity -
    Common stock, $25 par value -
      Authorized - 2,328,200 shares
      Outstanding - 1,523,200 shares,
        wholly-owned by Commonwealth
        Energy System (Parent)                     $ 38,080        $ 38,080
    Amounts paid in excess of par value               8,321           8,321
    Retained earnings                                56,145          53,130
                                                    102,546          99,531
  Long-term debt, including premiums, less
    current sinking fund requirements                83,917          83,917
                                                    186,463         183,448

CAPITAL LEASE OBLIGATIONS                            10,943          11,227

CURRENT LIABILITIES
  Interim Financing -
    Notes payable to banks                            1,275          20,850
    Advances from affiliates                          5,660             -
                                                      6,935          20,850
  Other Current Liabilities -
    Current sinking fund requirements                   350             350
    Accounts payable -
      Affiliates                                        851           1,028
      Other                                          19,168          21,335
    Accrued taxes -
      Income                                          1,591           2,054
      Local property and other                           16             844
    Accrued interest                                  1,449           1,420
    Other                                             5,144           5,328
                                                     28,569          32,359
                                                     35,504          53,209
DEFERRED CREDITS
  Accumulated deferred income taxes                  68,954          69,447
  Unamortized investment tax credits and other       18,687          18,866
                                                     87,641          88,313

COMMITMENTS AND CONTINGENCIES
                                                   $320,551        $336,197



                            See accompanying notes.

<PAGE 4>

                            CANAL ELECTRIC COMPANY

             CONDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS

           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997

                            (Dollars in thousands)
                                  (Unaudited)
                                      Three Months Ended    Six Months Ended
                                        1998      1997       1998      1997

ELECTRIC OPERATING REVENUES
  Sales to affiliated companies       $27,088   $27,997   $ 56,008   $ 62,307
  Sales to non-affiliated companies    15,283    16,551     34,610     43,927
                                       42,371    44,548     90,618    106,234

OPERATING EXPENSES
  Fuel used in production              17,942    19,174     43,710     55,052
  Electricity purchased for resale        133     1,307        281      3,979
  Other operation and maintenance      11,088     9,697     19,806     18,293
  Depreciation                          5,038     5,066     10,077     10,131
  Taxes -
    Income                              2,012     2,478      4,076      5,020
    Local property                        604       760      1,300      1,430
    Payroll and other                     200       224        417        452
                                       37,017    38,706     79,667     94,357

OPERATING INCOME                        5,354     5,842     10,951     11,877

OTHER INCOME                              223       114        352        238

INCOME BEFORE INTEREST CHARGES          5,577     5,956     11,303     12,115

INTEREST CHARGES
  Long-term debt                        1,976     1,976      3,954      3,954
  Other interest charges                  120       295        298        659
                                        2,096     2,271      4,252      4,613

NET INCOME                              3,481     3,685      7,051      7,502

RETAINED EARNINGS -
  Beginning of period                  56,700    56,437     53,130     52,620
  Dividends on common stock            (4,036)   (3,808)    (4,036)    (3,808)

RETAINED EARNINGS -
  End of period                       $56,145   $56,314   $ 56,145   $ 56,314










                            See accompanying notes.

<PAGE 5>

                            CANAL ELECTRIC COMPANY

                      CONDENSED STATEMENTS OF CASH FLOWS

                FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997

                            (Dollars in thousands)
                                  (Unaudited)


                                                       1998           1997

OPERATING ACTIVITIES
 Net income                                          $ 7,051        $ 7,502
 Effects of noncash items -
   Depreciation and amortization                      11,220         11,880
   Deferred income taxes and investment
     tax credits, net                                   (900)          (611)
   Earnings from corporate joint venture                (223)          (222)
 Dividends from corporate joint venture                  240            241
 Change in working capital, exclusive of cash
   and interim financing                               3,313          5,445
 All other operating items                              (661)        (2,728)
Net cash provided by operating activities             20,040         21,507

INVESTING ACTIVITIES
 Additions to property, plant and equipment           (2,089)        (2,313)

FINANCING ACTIVITIES
 Payment of short-term borrowings                    (19,575)        (9,975)
 Payment of dividends                                 (4,036)        (3,808)
 Advances from (payments to) affiliates                5,660         (5,410)
Net cash used for financing activities               (17,951)       (19,193)

Net increase in cash                                     -                1
Cash at beginning of period                               18             12
Cash at end of period                                $    18        $    13


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 Cash paid during the period for:
   Interest (net of capitalized amounts)             $ 4,111        $ 4,428
   Income taxes                                      $ 4,779        $ 4,527













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

        On May 27, 1998, the System announced that three of its subsidiary companies (Commonwealth Electric Company, Cambridge Electric Light Company and the Company) have selected affiliates of Southern Energy New England, L.L.C., an affiliate of The Southern Company, to buy substan-tially all of their non-nuclear electric generating assets in conjunction with electric industry restructuring in Massachusetts. The plants being sold include: Canal Unit 1 (566 mw) and a one-half interest in Canal Unit 2 (282.5 mw) located in Sandwich, MA and owned by the Company.

(2) Significant Accounting Policies

        (a) Principles of Accounting

        Generally, expenses which benefit more than one interim period are allocated to other periods to more appropriately match revenues and expenses. Income tax expense is recorded using the statutory rates in effect applied to book income subject to tax recorded in the interim period.

        The unaudited financial statements for the periods ended June 30, 1998 and 1997, reflect, in the opinion of the Company, all adjustments (consisting of only normal recurring accruals) necessary to summarize fairly the results for such periods. In addition, certain prior period amounts are reclassified from time to time to conform with the presenta-tion used in the current period's financial statements.

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

        The principal regulatory assets included in deferred charges were as follows:
                                             June 30,      December 31,
                                               1998            1997
                                              (Dollars in thousands)

       Deferred income taxes                  $13,171        $13,089
       Seabrook related costs                   3,670          4,324
                                              $16,841        $17,413

        In November 1997, the Commonwealth of Massachusetts enacted a comprehensive electric utility industry restructuring bill. On November 19, 1997, the Company, together with Cambridge Electric Light Company (Cambridge Electric) and Commonwealth Electric Company (Commonwealth) filed a restructuring plan with the DTE. The plan, approved by the DTE on February 27, 1998, provides that Commonwealth and Cambridge, beginning March 1, 1998, initiate a ten percent rate reduction for all customer classes and allow customers to choose their energy supplier. As part of the plan, the DTE authorized the recovery of certain strandable costs and provides that certain future costs may be deferred to achieve or maintain the rate reductions that the restructuring bill mandates. The legislation gives the DTE the authority to determine the amount of

<PAGE 8>

                            CANAL ELECTRIC COMPANY

    strandable costs that will be eligible for recovery. Costs that will qualify as strandable costs and be eligible for recovery include, but are not limited to, certain above market costs associated with generating facilities, costs associated with long-term commitments to purchase power at above market prices from independent power producers and regulatory assets and associated liabilities related to the generation portion of the electric business.

        The cost of transitioning to competition will be mitigated, in part, by the sale of the system's non-nuclear generating assets, including the Company's Units 1 and 2. The sale is expected to be completed by the end of the year pending receipt of the necessary regulatory approvals. The net proceeds from the sale of these assets will be used to mitigate stranded costs. For additional information relating to electric industry restructuring, see Management's Discussion and Analysis of Results of Operations.

(3) Commitments and Contingencies

        Construction

        The Company is engaged in a continuous construction program presently estimated at $19.3 million for the five-year period 1998 through 2002.
    Of that amount, $10.5 million is estimated for 1998. As of June 30, 1998, construction expenditures, including an allowance for funds used during construction, amounted to approximately $2.1 million. These estimates include expenditures related to Units 1 and 2 which are to be sold in 1998 pursuant to the restructuring plan approved by the DTE. The program is subject to periodic review and revision because of factors such as changes in business conditions, rates of customer growth, effects of inflation, maintenance of reliable and safe service, equipment delivery schedules, licensing delays, availability and cost of capital and environmental factors. The Company expects to finance these expendi-tures with internally generated funds and short-term borrowings.

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

      A summary of the period to period changes in the principal items included in the condensed statements of income for the three and six months ended June 30, 1998 and 1997 and unit sales for these periods is shown below:

                                     Three Months Ended    Six Months Ended
                                           June 30,            June 30,
                                        1998 and 1997        1998 and 1997
                                              Increase (Decrease)
                                            (Dollars in thousands)

Electric Operating Revenues          $ (2,177)  (4.9)%    $(15,616)   (14.7)%

Operating Expenses -
  Fuel used in production              (1,232)   (6.4)     (11,342)   (20.6)
  Electricity purchased for resale      (1,174) (89.8)      (3,698)   (92.9)
  Other operation and maintenance       1,391    14.3        1,513      8.3
  Depreciation                            (28)   (0.5)         (54)    (0.5)
  Taxes -
    Federal and state income             (466)  (18.8)        (944)   (18.8)
    Local property and other             (180)  (18.3)        (165)    (8.8)
                                       (1,689)   (4.4)     (14,690)   (15.6)

Operating Income                         (488)   (8.4)        (926)    (7.8)

Other Income                              109    95.6          114     47.9

Income Before Interest Charges           (379)   (6.4)        (812)    (6.7)

Interest Charges                         (175)   (7.7)        (361)    (7.8)

Net Income                           $   (204)   (5.5)     $  (451)    (6.0)

Unit Sales (MWH)
  Increase(Decrease)                  133,421    15.5      (57,970)    (2.5)


                            Three Months Ended          Six Months Ended
                                  June 30,                  June 30,
MWH Unit Sales                 1998 and 1997             1998 and 1997

Canal Unit 1                 495,880     526,167    1,391,111   1,507,869
Canal Unit 2                 357,394     256,933      713,554     555,634
Seabrook 1                    69,676      51,111      141,228     126,952
Purchased for Resale             -        24,994          -       113,408
                             992,950     859,205    2,245,893   2,303,863

<PAGE 10>

                            CANAL ELECTRIC COMPANY

Revenue, Fuel and Purchased Power

    Operating revenues for the three and six months ended June 30, 1998 decreased approximately $2.2 million or 4.9% and $15.6 million or 14.7%, respectively, due primarily to decreases in fuel used in production and electricity purchased for resale. The change in unit sales during the current periods reflects the timing of an inspection outage at Unit 1, the increased availability of Unit 2, the timing of a refueling outage at Seabrook during 1997 and the expiration of contracts for the purchase of electricity on behalf of affiliated retail distribution companies.

    The decreases in fuel used in production during the current three and six-month periods reflects the lower average cost of fuel oil and the decreased availability of Unit 1. Fuel, purchased power and transmission costs for the current three and six-month periods represented approximately 45% and 50%, respectively, of operating revenues and averaged 1.9 cents and 2 cents per KWH, respectively, as compared to 2.5 cents and 2.6 cents for the correspond-ing periods a year ago.

Other Operating Expenses

    During the current quarter and first six months of 1998, other operation and maintenance increased by approximately $1.4 million or 14.3% and $1.5 million or 8.3%, respectively, due primarily to an increase in maintenance ($2.1 million and $2.4 million, respectively) primarily related to Unit 1, offset, in part by a decrease in other operation ($678,000 and $914,000, respectively). The decrease in other operation during the current three and six-month periods reflects the absence of amortization related to an abandoned nuclear unit ($58,000 and $584,000, respectively) and lower insurance and benefits costs ($88,000 and $194,000, respectively). Federal and state income taxes decreased due to lower levels of pre-tax income.

Interest Charges

    Total interest charges decreased for both current periods due to lower average levels of short-term borrowings.

Electric Industry Restructuring

    On November 25, 1997, the Governor of Massachusetts signed into law the Electric Industry Restructuring Act (the Act). This legislation provided, among other things, that customers of retail electric utility companies who take standard offer service receive a 10 percent rate reduction and be allowed to choose their energy supplier, effective March 1, 1998. The Act also provides that utilities be allowed full recovery of transition costs subject to review and an audit process. The rate reduction mandated by the legisla-tion increases to 15 percent effective September 1, 1999 for customers who continue to take standard offer service.

    It is likely that a statewide referendum will appear on the ballot in November of this year that is seeking to repeal the legislation. Management is unable to predict what the ultimate outcome of this challenge will be.

    The Company, together with retail affiliates Cambridge Electric and Commonwealth, filed a comprehensive electric restructuring plan with the

<PAGE 11>

                            CANAL ELECTRIC COMPANY

DTE in November 1997, that was substantially approved by the DTE in February 1998. The divestiture of the Company's non-nuclear generation assets is an integral part of the Company's restructuring plan and is consistent with the Act.

    In March 1997, the Company, together with Cambridge Electric and Common-wealth, had submitted a report to the DTE that detailed the proposed auction process for selling their electric generation assets and the entitlements associated with purchased power contracts. The auction process provided a market-based approach to maximizing stranded cost mitigation and minimizing the transition costs that retail customers will have to pay for stranded cost recovery. A request for bids from interested parties was issued last August and an Offering Memorandum followed in October. Potential bidders examined all pertinent information related to the generating facilities and purchased power contracts in order to prepare and submit their first round of bids in mid-December. Final binding bids were submitted on May 8, 1998.

    On May 27, 1998, the System announced that three of its subsidiary companies (Commonwealth, Cambridge Electric and the Company) had selected affiliates of Southern Energy New England, L.L.C., an affiliate of The Southern Company of Atlanta, Georgia, to buy substantially all of their non-nuclear electric generating assets for approximately $462 million (subject to certain adjustments at closing). These facilities represent 984 megawatts
(mw) of electric capacity and have an approximate book value of $79 million.

    The plants being sold include: Canal Unit 1 (566 mw) and a one-half interest in Canal Unit 2 (282.5 mw) located in Sandwich, MA and owned by the Company; the Kendall Station facility (67 mw) and the adjacent Kendall Jets (46 mw), located in Cambridge, MA and owned by Cambridge Electric; five diesel generators (13.8 mw) in Oak Bluffs and West Tisbury on the island of Martha's Vineyard that are owned by Commonwealth, and a 1.4 percent joint-ownership interest (8.9 mw) in Wyman Unit No. 4 located in Yarmouth, ME, also owned by Commonwealth.

    On July 31, 1998, a formal divestiture filing was submitted to the FERC and the DTE that requests approval of the sale of the generating assets. The required approvals of the sale are expected to be received by year-end 1998.

Environmental Matters

    The Company is subject to laws and regulations administered by federal, state and local authorities relating to the quality of the environment. These laws and regulations affect, among other things, the siting and operation of electric generating and transmission facilities and can require the installa-tion of expensive air and water pollution control equipment. These regula-tions have had an impact on the Company's operations in the past and could have an impact on future operations, capital costs and construction schedules of major facilities. However, the Company's electric generating facilities are to be sold at auction in 1998 pursuant to the restructuring plan approved by the DTE.

<PAGE 12>

                            CANAL ELECTRIC COMPANY

Year 2000

    The Company has been involved in Year 2000 compliancy since 1996. A complete inventory and review of software, information processing, delivery systems and operational components for certain facilities has been completed, and work continues on computer systems wherever necessary. While some computer systems have already been updated, tested and placed in production, the Company expects to complete the balance of the modifications by mid-1999.

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

Forward-Looking Statements

    This discussion contains statements which, to the extent it is not a recitation of historical fact, constitute "forward-looking statements" and is intended to be subject to the safe harbor protection provided by the Private Securities Litigation Reform Act of 1995. A number of important factors affecting the Company's business and financial results could cause actual results to differ materially from those reflected in the forward-looking statements or projected amounts. Those factors include developments in the legislative, regulatory and competitive environment, certain environmental matters, demands for capital and the availability of cash from various sources.

<PAGE 13>

                            CANAL ELECTRIC COMPANY

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings

        None.

Item 5. Other Information

        None.

Item 6. Exhibits and Reports on Form 8-K

   (a)  Exhibits

        Exhibit 27 - Financial Data Schedule

        Filed herewith as Exhibit 1 is the Financial Data Schedule for the three months ended June 30, 1998.

   (b)  Reports on Form 8-K

        A report on Form 8-K was filed June 5, 1998 for an event first reported May 27, 1998 regarding the sale of the Company's generating assets.

<PAGE 14>

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



Date:  August 14, 1998