Form 10-Q
period 1998-09-30
CANAL ELECTRIC CO
filed 1998-11-13
CIK 16906

<PAGE 1>

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                         Washington, D. C. 20549-1004

                                   Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1998

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

                                                    Outstanding at
           Class of Common Stock                   November 1, 1998

        Common Stock, $25 par value                1,523,200 shares

The Company meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q as a wholly-owned subsidiary and is therefore filing this Form with the reduced disclosure format.

<PAGE 2>

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                            CANAL ELECTRIC COMPANY

                           CONDENSED BALANCE SHEETS

                   SEPTEMBER 30, 1998 AND DECEMBER 31, 1997

                                    ASSETS

                            (Dollars in thousands)



                                                 September 30,  December 31,
                                                     1998           1997
                                                  (Unaudited)

PROPERTY, PLANT AND EQUIPMENT, at original cost    $470,674        $469,861
  Less -  Accumulated depreciation and
          amortization                              212,897         197,844
                                                    257,777         272,017
  Add  -  Construction work in progress               4,857           2,228
          Nuclear fuel in process                     1,424             193
                                                    264,058         274,438

INVESTMENTS
  Equity in corporate joint venture                   2,828           3,075

CURRENT ASSETS
  Cash                                                   24              18
  Accounts receivable-
    Affiliates                                        7,616          12,159
    Other                                             8,569          15,397
  Electric production fuel oil                          595             806
  Prepaid property taxes                              1,336             840
  Other                                               2,550           2,277
                                                     20,690          31,497

DEFERRED CHARGES
  Regulatory assets                                  15,552          17,413
  Other                                              11,281           9,774
                                                     26,833          27,187

                                                   $314,409        $336,197









                            See accompanying notes.

<PAGE 3>

                            CANAL ELECTRIC COMPANY

                           CONDENSED BALANCE SHEETS

                   SEPTEMBER 30, 1998 AND DECEMBER 31, 1997

                        CAPITALIZATION AND LIABILITIES

                            (Dollars in thousands)

                                                 September 30,  December 31,
                                                     1998           1997
                                                  (Unaudited)
CAPITALIZATION
  Common Equity -
    Common stock, $25 par value -
      Authorized - 2,328,200 shares
      Outstanding - 1,523,200 shares,
        wholly-owned by Commonwealth
        Energy System (Parent)                     $ 38,080        $ 38,080
    Amounts paid in excess of par value               8,321           8,321
    Retained earnings                                56,517          53,130
                                                    102,918          99,531
  Long-term debt, including premiums, less
    current sinking fund requirements                83,568          83,917
                                                    186,486         183,448

CAPITAL LEASE OBLIGATIONS                            10,800          11,227

CURRENT LIABILITIES
  Interim Financing -
    Notes payable to banks                              750          20,850
    Advances from affiliates                          2,400             -
                                                      3,150          20,850
  Other Current Liabilities -
    Current sinking fund requirements                   350             350
    Accounts payable -
      Affiliates                                        887           1,028
      Other                                          16,460          21,335
    Accrued taxes -
      Income                                            248           2,054
      Local property and other                        1,668             844
    Accrued interest                                  1,852           1,420
    Other                                             5,282           5,328
                                                     26,747          32,359
                                                     29,897          53,209
DEFERRED CREDITS
  Accumulated deferred income taxes                  68,703          69,447
  Unamortized investment tax credits and other       18,523          18,866
                                                     87,226          88,313

COMMITMENTS AND CONTINGENCIES
                                                   $314,409        $336,197



                            See accompanying notes.

<PAGE 4>

                            CANAL ELECTRIC COMPANY

             CONDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS

        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                            (Dollars in thousands)
                                  (Unaudited)

                                      Three Months Ended   Nine Months Ended
                                        1998      1997       1998      1997

ELECTRIC OPERATING REVENUES
  Sales to affiliated companies       $27,730   $33,075   $ 83,738   $ 95,382
  Sales to non-affiliated companies    16,473    22,162     51,083     66,089
                                       44,203    55,237    134,821    161,471

OPERATING EXPENSES
  Fuel used in production              22,661    30,510     66,371     85,562
  Electricity purchased for resale        136     1,488        417      5,467
  Other operation and maintenance       8,359     9,183     28,165     27,476
  Depreciation                          5,039     5,065     15,116     15,196
  Taxes -
    Income                              1,863     2,418      5,939      7,438
    Local property                        724       693      2,024      2,123
    Payroll and other                     177       190        594        642
                                       38,959    49,547    118,626    143,904

OPERATING INCOME                        5,244     5,690     16,195     17,567

OTHER INCOME                               51       123        403        361

INCOME BEFORE INTEREST CHARGES          5,295     5,813     16,598     17,928

INTEREST CHARGES
  Long-term debt                        1,979     1,979      5,933      5,933
  Other interest charges                   49       241        347        900
                                        2,028     2,220      6,280      6,833

NET INCOME                              3,267     3,593     10,318     11,095

RETAINED EARNINGS -
  Beginning of period                  56,145    56,314     53,130     52,620
  Dividends on common stock            (2,895)   (3,655)    (6,931)    (7,463)

RETAINED EARNINGS -
  End of period                       $56,517   $56,252   $ 56,517   $ 56,252









                            See accompanying notes.

<PAGE 5>

                            CANAL ELECTRIC COMPANY

                      CONDENSED STATEMENTS OF CASH FLOWS

             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                            (Dollars in thousands)
                                  (Unaudited)


                                                        1998           1997

OPERATING ACTIVITIES
 Net income                                          $10,318        $11,095
 Effects of noncash items -
   Depreciation and amortization                      16,861         17,736
   Deferred income taxes and investment
     tax credits, net                                 (1,347)          (844)
   Earnings from corporate joint venture                (337)          (339)
 Dividends from corporate joint venture                  584            360
 Change in working capital, exclusive of cash
   and interim financing                               5,201          8,303
 All other operating items                            (1,537)        (3,212)
Net cash provided by operating activities             29,741         33,099

INVESTING ACTIVITIES
 Additions to property, plant and equipment           (4,756)        (3,955)
   (inclusive of AFUDC)

FINANCING ACTIVITIES
 Payment of short-term borrowings                    (20,100)       (16,475)
 Payment of dividends                                 (6,931)        (7,463)
 Advances from (payments to) affiliates                2,400         (4,855)
 Sinking fund payments                                  (350)          (350)
Net cash used for financing activities               (24,981)       (29,143)

Net increase in cash                                       6              1
Cash at beginning of period                               18             12
Cash at end of period                                $    24        $    13


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 Cash paid during the period for:
   Interest (net of capitalized amounts)             $ 5,659        $ 6,172
   Income taxes                                      $ 8,981        $ 6,952











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

        The Company has 105 regular employees including 79 (75%) represented by a collective bargaining agreement that will remain in effect through May 31, 2001. Employee relations have generally been satisfactory.

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

        On May 27, 1998, the System announced that three of its subsidiary companies (Commonwealth Electric Company, Cambridge Electric Light Company and the Company) selected affiliates of Southern Energy New England, L.L.C., an affiliate of The Southern Company, to buy substan-tially all of their non-nuclear electric generating assets in conjunction with electric industry restructuring in Massachusetts. The plants being sold include: Canal Unit 1 (566 mw) and a one-half interest in Canal Unit 2 (282.5 mw) located in Sandwich, MA and owned by the Company.

(2) Significant Accounting Policies

        (a) Principles of Accounting

        Generally, expenses which benefit more than one interim period are allocated to other periods to more appropriately match revenues and expenses. Income tax expense is recorded using the statutory rates in effect applied to book income subject to tax recorded in the interim period.

        The unaudited financial statements for the periods ended September 30, 1998 and 1997, reflect, in the opinion of the Company, all adjust-ments (consisting of only normal recurring accruals) necessary to summarize fairly the results for such periods. In addition, certain prior period amounts are reclassified from time to time to conform with the presentation used in the current period's financial statements.

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

        The principal regulatory assets included in deferred charges were as follows:
                                           September 30,   December 31,
                                               1998            1997
                                              (Dollars in thousands)

        Deferred income taxes                 $13,212        $13,089
        Seabrook related costs                  2,340          4,324
                                              $15,552        $17,413

        In November 1997, the Commonwealth of Massachusetts enacted a comprehensive electric utility industry restructuring bill. On November 19, 1997, the Company, together with Cambridge Electric Light Company (Cambridge Electric) and Commonwealth Electric Company (Commonwealth) filed a restructuring plan with the DTE. The plan, approved by the DTE on February 27, 1998, provides that Commonwealth and Cambridge Electric, beginning March 1, 1998, initiate a ten percent rate reduction for all customer classes and allow customers to choose their energy supplier. As part of the plan, the DTE authorized the recovery of certain strandable costs and provides that certain future costs may be deferred to achieve or maintain the rate reductions that the restructuring bill mandates.
    The legislation gives the DTE the authority to determine the amount of

<PAGE 8>

                            CANAL ELECTRIC COMPANY

    strandable costs that will be eligible for recovery. Costs that will qualify as strandable costs and be eligible for recovery include, but are not limited to, certain above market costs associated with generating facilities, costs associated with long-term commitments to purchase power at above market prices from independent power producers and regulatory assets and associated liabilities related to the generation portion of the electric business.

        The cost of transitioning to competition will be mitigated, in part, by the sale of the system's non-nuclear generating assets, including the Company's Units 1 and 2. The sale was approved by the DTE on October 30, 1998 and by the FERC on November 12, 1998 (see the "Industry Restructur-ing" section under Management's Discussion and Analysis of Results of Operations for further discussion of the sale). The net proceeds from the sale of these assets will be used to mitigate transition costs.

(3) Commitments and Contingencies

        Construction

        The Company is engaged in a continuous construction program presently estimated at $19.3 million for the five-year period 1998 through 2002.
    Of that amount, $10.5 million is estimated for 1998. As of September 30, 1998, construction expenditures, including an allowance for funds used during construction, amounted to approximately $4.8 million. These estimates include expenditures related to Units 1 and 2 which are to be sold in 1998 pursuant to the restructuring plan approved by the DTE. The Company expects to finance these expenditures with internally generated funds and short-term borrowings.

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

      A summary of the period to period changes in the principal items included in the Condensed Statements of Income for the three and nine months ended September 30, 1998 and 1997 and unit sales for these periods is shown below:

                                     Three Months Ended    Nine Months Ended
                                        September 30,          September 30,
                                        1998 and 1997        1998 and 1997
                                              Increase (Decrease)
                                            (Dollars in thousands)

Electric Operating Revenues          $(11,034)  (20.0)%   $(26,650)   (16.5)%

Operating Expenses -
  Fuel used in production              (7,849)  (25.7)     (19,191)   (22.4)
  Electricity purchased for resale     (1,352)  (90.9)      (5,050)   (92.4)
  Other operation and maintenance        (824)   (9.0)         689      2.5
  Depreciation                            (26)   (0.5)         (80)    (0.5)
  Taxes -
    Federal and state income             (555)  (23.0)      (1,499)   (20.2)
    Local property and other               18     2.0         (147)    (5.3)
                                      (10,588)  (21.4)     (25,278)   (17.6)

Operating Income                         (446)   (7.8)      (1,372)    (7.8)

Other Income                              (72)  (58.5)          42     11.6

Income Before Interest Charges           (518)   (8.9)      (1,330)    (7.4)

Interest Charges                         (192)   (8.6)        (553)    (8.1)

Net Income                           $   (326)   (9.1)    $   (777)    (7.0)

Unit Sales (MWH)
  Increase (Decrease)                (114,929)   (8.5)    (172,899)    (4.7)


                            Three Months Ended         Nine Months Ended
                               September 30,             September 30,
MWH Unit Sales                 1998 and 1997             1998 and 1997

Canal Unit 1                 787,493     885,529    2,178,604   2,393,398
Canal Unit 2                 362,514     323,818    1,076,068     879,452
Seabrook 1                    79,614      88,697      220,842     215,649
Purchased for Resale             -        46,506          -       159,914
                           1,229,621   1,344,550    3,475,514   3,648,413

<PAGE 10>

                            CANAL ELECTRIC COMPANY

Revenue, Fuel and Purchased Power

    Operating revenues for the three and nine months ended September 30, 1998 decreased approximately $11 million (20%) and $26.7 million (16.5%), respec-tively, due primarily to decreases in fuel used in production and electricity purchased for resale. The change in unit sales during the current periods reflects the timing of an inspection outage at Unit 1, the increased avail-ability of Unit 2, the timing of refueling at Seabrook and the expiration of contracts for the purchase of electricity on behalf of affiliated retail distribution companies.

    The decreases in fuel used in production during the current three and nine-month periods reflects the lower average cost of fuel oil and the de-creased availability of Unit 1. Fuel, purchased power and transmission costs for the current three and nine months represented approximately 51% and 53%, respectively, of operating revenues and averaged 1.9 cents and 2 cents per KWH, respectively, as compared to 2.4 cents and 2.6 cents for the correspond-ing periods a year ago.

Other Operating Expenses

    During the current nine-month period, other operation and maintenance increased by approximately $689,000 or 2.5%, due primarily to an increase in maintenance ($2.3 million) primarily related to Unit 1, offset in part by a decrease in other operation ($1.6 million) reflecting the absence of amortiza-tion related to an abandoned nuclear unit ($584,000) and lower insurance and benefits costs ($289,000). During the current quarter, other operation and maintenance decreased by $824,000 (9%) reflecting lower maintenance related to Seabrook 1 ($483,000) due to the timing of a refueling outage during 1997, lower insurance and benefits costs ($95,000) and a decrease in maintenance ($104,000) primarily related to the timing of maintenance on Unit 1. Federal and state income taxes decreased due to lower levels of pretax income.

Interest Charges

    Total interest charges decreased for both current periods due to lower average levels of short-term borrowings.

Industry Restructuring

    On November 25, 1997, the Governor of Massachusetts signed into law the Electric Industry Restructuring Act (the Act). This legislation provided, among other things, that customers of retail electric utility companies who take standard offer service receive a 10 percent rate reduction and be allowed to choose their energy supplier, effective March 1, 1998. The Act also provides that utilities be allowed full recovery of transition costs subject to review and an audit process. The rate reduction mandated by the legisla-tion increases to 15 percent effective September 1, 1999 for customers who continue to take standard offer service. A statewide ballot referendum that sought to repeal the legislation was defeated by a wide margin on November 3 of this year.

<PAGE 11>

                            CANAL ELECTRIC COMPANY

    The Company, together with retail affiliates Cambridge Electric and Commonwealth, filed a comprehensive electric restructuring plan with the DTE in November 1997, that was substantially approved by the DTE in February 1998. The divestiture of the Company's non-nuclear generation assets is an integral part of the Company's restructuring plan and is consistent with the Act.

    In March 1997, the Company, together with Cambridge Electric and Common-wealth, had submitted a report to the DTE that detailed the proposed auction process for selling their electric generation assets and the entitlements associated with purchased power contracts. The auction process provided a market-based approach to maximizing stranded cost mitigation and minimizing the transition costs that retail customers will have to pay for stranded cost recovery. A request for bids from interested parties was issued in August 1997 and an Offering Memorandum followed in October 1997. Potential bidders examined all pertinent information related to the generating facilities and purchased power contracts in order to prepare and submit their first round of bids in mid-December. Final binding bids were submitted in May 1998.

    On May 27, 1998, the System announced that three of its subsidiary companies (Commonwealth, Cambridge Electric and the Company) selected affili-ates of Southern Energy New England, L.L.C. (Southern Energy), an affiliate of The Southern Company of Atlanta, Georgia, to buy substantially all of their non-nuclear electric generating assets for approximately $462 million (subject to certain adjustments at closing). These facilities represent 984 megawatts
(mw) of electric capacity and have an approximate book value of $79 million.

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

    On July 31, 1998, a formal divestiture filing was submitted to the FERC and the DTE that requested approval of the sale of the generating assets to Southern Energy. On October 30, 1998, the DTE approved the system's sale of its generating assets to Southern Energy. The DTE, however, deferred ruling on the allocation of proceeds from the sale of the Company's Units 1 and 2 between Cambridge Electric and Commonwealth Electric and on the rate of return to be paid to customers on the net proceeds from the sale over an eleven-year period. These issues are not expected to impact the asset sale that is scheduled to close in the fourth quarter. The FERC approved the sale on November 12, 1998.

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

<PAGE 12>

                            CANAL ELECTRIC COMPANY

of major facilities. However, the Company's electric generating facilities are to be sold at auction in 1998 pursuant to the restructuring plan approved by the DTE.

Year 2000

    The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any computer program that has date sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a temporary inability to process transactions or engage in normal business activities.
The system has been involved in Year 2000 compliancy since 1996.

    The system, on a coordinated basis and with the assistance of RCG Informa-tion Technologies and other consultants, is addressing the Year 2000 issue. The system has inventoried and assessed all date sensitive information and transaction processing computer systems and determined that a substantial portion of its software needed to be modified or replaced. Plans have been developed and are being implemented to correct and test all affected systems, with priorities assigned based on the importance of the activity. The system has identified the software and hardware installations that will be necessary. All installations are expected to be completed and tested by mid-1999. The system has also inventoried its non-information technology systems that may be date sensitive, (facilities, electric and gas operations, energy supply/production and distribution), that use embedded technology such as micro-controllers and micro-processors. The system anticipates that these systems will be updated or replaced as necessary and tested by mid-1999.

    Modifying and testing the system's information and transaction processing systems from 1996 through 2000 is currently expected to cost $6 to $7 million, including approximately $900,000 incurred through 1997 and $1.6 million spent during the first nine months of 1998. Approximately $1.2 million is expected to be spent in the fourth quarter of this year and the balance of $2.5 to $3 million in 1999 and 2000. Year 2000 costs have been expensed as incurred and will continue to be funded from operations.

    The system has initiated formal communications with its significant suppliers to determine the extent to which the system may be vulnerable to their failure to correct their own Year 2000 issues. The system has not received enough responses to its survey to make an accurate assessment of the Year 2000 readiness of its suppliers. Failure of the system's significant suppliers to address Year 2000 issues could have a material adverse effect on the system's operations, although it is not possible at this time to quantify the amount of business that might be lost or the costs that could be incurred by the system.

    In addition, parts of the global infrastructure, including national banking systems, electrical power grids, gas pipelines, transportation facilities, communications and governmental activities, may not be fully functional after 1999. Infrastructure failures could significantly reduce the system's ability to acquire energy and its ability to serve its customers as effectively as they are now being served. The system is identifying elements of the infrastructure that are critical to its operations and is obtaining information as to the expected Year 2000 readiness of these elements.

<PAGE 13>

                            CANAL ELECTRIC COMPANY

    The system has started its contingency planning for critical operational areas that might be affected by the Year 2000 issue if compliance by the system is delayed. System gas and electric operations currently have emergen-cy operating plans as well as information technology disaster recovery plans as components of its standard operating procedures. These plans will be enhanced to identify potential Year 2000 risks to normal operations and the appropriate reaction to these potential failures including contingency plans that may be required for any third parties that fail to achieve Year 2000 compliance. All necessary contingency plans are expected to be completed by early 1999, although in certain cases, especially infrastructure failures, there may be no practical alternative course of action available to the system.

    The system is working with other energy industry entities, both regionally and nationally with respect to Year 2000 readiness and is cooperating in the development of local and wide-scale contingency planning.

    While the system believes its efforts to address the Year 2000 issue will be successful in avoiding any material adverse effect on the system's opera-tions or financial condition, it recognizes that failing to resolve Year 2000 issues on a timely basis would, in a "most reasonably likely worst case scenario," significantly limit its ability to acquire and distribute energy and process its daily business transactions for a period of time, especially if such failure is coupled with third party or infrastructure failures. Similarly, the system could be significantly affected by the failure of one or more significant suppliers, customers or components of the infrastructure to conduct their respective operations after 1999. Adverse effects on the system could include, among other things, business disruption, increased costs, loss of business and other similar risks.

    The foregoing discussion regarding Year 2000 project timing, effective-ness, implementation and costs includes forward-looking statements that are based on management's current evaluation using available information. Factors that might cause material changes include, but are not limited to, the availability of key Year 2000 personnel, the readiness of third parties, and the system's ability to respond to unforeseen Year 2000 complications.

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

<PAGE 14>

                            CANAL ELECTRIC COMPANY

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings

        None.

Item 5. Other Information

        None.

Item 6. Exhibits and Reports on Form 8-K

   (a)  Exhibits

        Exhibit 27 - Financial Data Schedule

        Filed herewith as Exhibit 1 is the Financial Data Schedule for the nine months ended September 30, 1998.

   (b)  Reports on Form 8-K

        No reports on Form 8-K were filed during the three months ended September 30, 1998.

<PAGE 15>

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



Date:  November 13, 1998