Form 10-K
period 1998-12-31
CANAL ELECTRIC CO
filed 1999-03-31
CIK 16906

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

      For the fiscal year ended December 31, 1998

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

                                               Outstanding at
           Class of Common Stock               March 16, 1999
Common Stock, $25 par value                   1,523,200 shares

The Company meets the conditions set forth in General Instruction I(1)(a) and
(b) of Form 10-K as a wholly-owned subsidiary and is therefore filing this Form with the reduced disclosure format.

Documents Incorporated by Reference           Part in Form 10-K
                None                           Not Applicable

List of Exhibits begins on page 35 of this report.

<PAGE 2>

                            CANAL ELECTRIC COMPANY
                         FORM 10-K  DECEMBER 31, 1998

                               TABLE OF CONTENTS

                                    PART I
                                                                      PAGE

Item  1. Business..........................................             3

           General.........................................             3

           ISO - New England...............................             4

           Electric Industry Restructuring.................             4

           Fuel Supply.....................................             5

           Power Contracts.................................             6

           Power Supply Commitments and
             Support Agreements............................             6

           Construction and Financing......................             7

           Employees.......................................             7

Item  2. Properties........................................             7

Item  3. Legal Proceedings.................................             7

                                    PART II

Item  5. Market for the Registrant's Common Stock and
           Related Stockholder Matters.....................             8

Item  7. Management's Discussion and Analysis of
           Results of Operations...........................             9

Item  8. Financial Statements and Supplementary Data.......            14

Item  9. Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure.............            14

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and
           Reports on Form 8-K.............................            35


Signatures...................................................          43

<PAGE 3>

                            CANAL ELECTRIC COMPANY

                                    Part I.

Item 1.  Business

      General

      Canal Electric Company (the Company) is a wholesale electric generating company organized in 1902 under the laws of the Commonwealth of Massachu-setts. The Company assumed its present corporate name in 1966 after the sale to an affiliated company of its electric distribution and transmission properties together with the right to do business in the territories served. The Company is a wholly-owned subsidiary of Commonwealth Energy System (the Parent), which together with its subsidiaries is collectively referred to as "COM/Energy."

      In December 1998, the Parent signed an Agreement and Plan of Merger with BEC Energy, the parent company of Boston Edison Company, that will create an energy delivery company serving approximately 1.3 million customers located entirely within Massachusetts including more than one million electric cus-tomers in 81 communities and 240,000 gas customers in 51 communities. The merger is expected to occur shortly after the satisfaction of certain con-ditions, including receipt of certain regulatory approvals. The regulatory approval process is expected to be completed during the second half of 1999.

      The Company owned a generating station located in Sandwich, Massachu-setts at the eastern end of the Cape Cod Canal until December 30, 1998 when it was sold to an affiliate of The Southern Company of Atlanta, Georgia.
 The station consists of two electric generating units: Canal Unit 1 is an oil-fired facility with a rated capacity of 569 megawatts (MW), wholly-owned by the Company; and Canal Unit 2 which was converted to dual-fuel capability (oil and natural gas) in 1996, with a rated capacity of 580 MW, jointly-owned by the Company and Montaup Electric Company (Montaup) (an unaffiliated company). Canal Unit 2 was operated by the Company under an agreement with Montaup which provided for the equal sharing of output, fixed charges and operating expenses. Canal Units 1 and 2 commenced operation in 1968 and in 1976, respectively.

      The Company's Canal Unit 1 and Unit 2 generating assets were sold to an affiliate of The Southern Company of Atlanta, Georgia on December 30, 1998. The sale was conducted through an auction process initiated during 1997 in response to electric industry restructuring legislation enacted in Massachusetts in November 1997. For further information refer to the "Industry Restructuring" section of Management's Discussion and Analysis of Results of Operation filed under Item 7 of this report.

      The Company also has a 3.52% interest in the Seabrook 1 nuclear power plant located in Seabrook, New Hampshire, to provide for a portion of the capacity and energy needs of Cambridge Electric Light Company (Cambridge) and Commonwealth Electric Company (Commonwealth Electric), each of which are retail distribution companies and wholly-owned subsidiaries of the Parent. The plant has a rated capacity of 1,150 MW.

      For additional information pertaining to the Company's relationship with COM/Energy's retail distribution companies, together with more extensive information on the Company's participation in the Seabrook plant and on

<PAGE 4>

                            CANAL ELECTRIC COMPANY

 other sources of power procurement, refer to the "Power Contracts" and "Power Supply Commitments and Support Agreements" sections of this Item 1.

      ISO - New England

      The Company, together with other electric utility companies in the New England area, is a member of ISO - New England (formerly the New England Power Pool or NEPOOL), which was formed in 1971 to provide for the joint planning and operation of electric systems throughout New England. ISO - New England operates a centralized dispatching facility to ensure reliability of service and to dispatch the most economically available generating units of the member companies to fulfill the region's energy requirements. This concept is accomplished by use of computers to monitor and forecast load requirements. In the past, this has required that Canal Unit 1 operate whenever possible since it is one of the most efficient oil-fired units in the country. Canal Unit 2 is designed for cycling operation which provides for economic changes in unit load permitting reduced genera-tion during nights and weekends when demand is lowest. It has performed as one of New England's most efficient units in this type of service.

      The Company and COM/Energy's other electric subsidiaries are also members of the Northeast Power Coordinating Council (NPCC), an advisory organization which includes the major power systems in New England and New York plus the provinces of Ontario and New Brunswick in Canada. NPCC establishes criteria and standards for reliability and serves as a vehicle for coordination in the planning and operation of these systems.

      Electric Industry Restructuring

      On November 25, 1997, the Governor of Massachusetts signed into law the Electric Industry Restructuring Act (the Act). This legislation provided, among other things, that customers of retail electric utility companies who take standard offer service receive a 10 percent rate reduction and be allowed to choose their energy supplier, effective March 1, 1998. The Act also provides that utilities be allowed full recovery of transition costs subject to review and an audit process. The rate reduction mandated by the legislation increases to 15 percent effective September 1, 1999 for customers who continue to take standard offer service. A statewide ballot referendum that sought to repeal the legislation was defeated by a wide margin on November 3, 1998.

      The Company, together with retail affiliates Cambridge Electric and Commonwealth Electric had filed a comprehensive electric restructuring plan with the DTE in November 1997, that was substantially approved by the DTE in February 1998. The divestiture of the Company's non-nuclear generation assets was an integral part of COM/Energy's restructuring plan and is consistent with the Act.

      On May 27, 1998, the Company selected an affiliate of Southern Energy New England, L.L.C. (Southern Energy), an affiliate of The Southern Company of Atlanta, Georgia, to buy Canal Units 1 and 2. As a result of construction-related adjustments at the closing on December 30, 1998, the final amount of proceeds from the sale of these units was approximately $395 million. These facilities represented 848.5 MW of electric capacity and had a book value of $65.4 million.

<PAGE 5>

                            CANAL ELECTRIC COMPANY

      On July 31, 1998, a divestiture filing was submitted to the FERC and the DTE that requested approval of the sale of the generating assets to Southern Energy. On October 30, 1998, the DTE approved the sale of assets to Southern Energy. However, at that time, the DTE deferred ruling on the allocation of the net proceeds from the sale of the Company's Units 1 and 2 between Cambridge Electric and Commonwealth Electric and on the rate of return to be paid to their customers on the net proceeds from the sale over an eleven-year period. The FERC approved the sale on November 12, 1998.

      On December 23, 1998, the DTE approved the divestiture filing and COM/Energy's proposal to establish a special purpose affiliate, Energy Investment Services, Inc. (EIS), that will administer the above-book value net proceeds from the sale of the Company's units with the goal of preserving capital and maximizing earnings for the benefit of retail customers. EIS will credit the proceeds and any return earned to the accounts of Commonwealth Electric and Cambridge Electric, resulting in a reduction in the transition costs to be billed to customers.

      Fuel Supply

      Effective March 15, 1998, the Company executed a one-year contract with Coastal Refining and Marketing Inc. (Coastal) for the purchase of 1% sulfur residual fuel oil. The contract provided for delivery of a set percentage of the Company's fuel requirement, the balance (a maximum of 50%) to be met by spot purchases or by Coastal at the discretion of the Company.

      Energy Supply and Credit Corporation (ESCO Massachusetts, Inc.) operated the Company's fuel oil terminal and managed the receipt and payment for fuel oil under assignment of the Company's supply contracts to ESCO Massachu-setts, Inc. Residual fuel oil in the terminal's shore tanks was held in inventory by ESCO Massachusetts, Inc. and delivered upon demand to the Company's two day tanks.

      During 1996, Unit 2 was converted to dual-fuel capability, residual fuel oil and natural gas. The Company anticipated that dual-fuel capability would result in future savings as the least expensive fuel was utilized.

      The nuclear fuel contract and inventory information for Seabrook 1 has been furnished to the Company by North Atlantic Energy Services Corporation (NAESCO), the managing agent responsible for operation of the unit. Sea-brook's requirement for nuclear fuel components are 100% covered through 2002 by existing contracts.

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

<PAGE 6>

                            CANAL ELECTRIC COMPANY

 be in operation by 1998; a reassessment of the project's schedule requires extending the completion date of the permanent facility until at least 2010. Seabrook 1 is currently licensed for enough on-site storage to accommodate spent fuel expected to be accumulated through at least the year 2010.

      Power Contracts

      The Company was a party to substantially identical life-of-the-unit power contracts with Boston Edison Company, Montaup Electric Company and New England Power Company (unaffiliated utilities), under which each was severally obligated to purchase one-quarter of the capacity and energy of Canal Unit 1. Commonwealth Electric and Cambridge were jointly obligated to purchase the remaining one-quarter of the unit's capacity and energy. Agreements that would have Southern Energy assume responsibility for these contracts following the sale of the unit were not approved by the FERC. Similar contracts that were in effect between the Company and Commonwealth Electric and Cambridge under which those companies are jointly obligated to purchase the Company's entire share of the capacity and energy of Canal Unit 2 were terminated on December 30, 1998. The price of power was based on a two-part rate consisting of a demand charge and an energy charge. The demand charge covered all expenses except fuel costs and included recovery of the original investment. It also provided for any adjustments to that investment over the economic lives of the units. The energy charge was based on the cost of fuel and was billed to each purchaser in proportion to its purchase of power. Purchasers were billed monthly. The power contracts are on file with the FERC.

      The Company acts as agent for Commonwealth Electric and/or Cambridge in the procurement of additional capacity, and, prior to December 30, 1998, to sell a portion of each company's entitlement in Unit 2. Exchange agreements are in place with several utilities whereby, in certain circumstances, it is possible to exchange capacity so that the mix of power improves the pricing for dispatch for both the seller and purchaser. Commonwealth Electric and Cambridge thus secure cost savings for their respective customers by planning for bulk power supply on a single system basis. A Capacity Acquisition and Disposition Agreement, which has been accepted for filing as a rate schedule by the FERC, enables the Company to recover costs incurred in connection with any transaction covered by such Agreement. Commonwealth Electric and Cambridge, in turn, bill charges to retail customers through rates subject to DTE regulation. Currently, Agreements are in effect for Seabrook 1 and Phases I and II of the Hydro-Quebec Project.

      Power Supply Commitments and Support Agreements

      In response to solicitations by Northeast Utilities and other utilities, the Company, on behalf of Commonwealth Electric and Cambridge, purchased entitlements through short-term contracts in various selected generating units. These and other bulk electric power purchases are necessary in order to fulfill COM/Energy's ISO - New England obligation and for the Company to acquire and deliver electric generating capacity to meet Commonwealth Electric and Cambridge requirements. For additional information, refer to "Transactions with Affiliates" in Note 2(d) of Notes to Financial Statements and to "Management's Discussion and Analysis of Results of Operations" filed under Items 8 and 7, respectively, of this report.

<PAGE 7>

                            CANAL ELECTRIC COMPANY

      The Company is a party to support agreements for Phases I and II of the Hydro-Quebec Project and is thereby obligated to pay its share of operating and capital costs for Phase II over a 25 year period ending in 2015. Future minimum lease payments for Phase II have an estimated present value of $11.1 million at December 31, 1998. In addition, the Company has an equity interest in Phase II which amounted to $2.8 million in 1998 and $3.1 million in 1997.

      Construction and Financing

      Information concerning the Company's financing and construction programs is contained in Note 5(a) of Notes to Financial Statements filed under Item
 8 of this report.

      Employees

      The Company had 109 regular employees, 82 (75%) were represented by the Utility Workers' Union of America, A.F.L.-C.I.O. On December 31, 1998, following the sale of the Company's generating assets, the Company had no regular employees.

Item 2.  Properties

      Prior to the sale of the Company's generating assets to an affiliate of The Southern Company of Atlanta, Georgia, on December 30, 1998, the Company had operated a generating station located at the eastern end of the Cape Cod Canal in Sandwich, Massachusetts. The station consisted of two steam electric generating units: Canal Unit 1 with a rated capacity of 569 MW, wholly-owned by the Company; and Canal Unit 2, with a rated capacity of 580 MW, jointly-owned by the Company and Montaup Electric Company, a wholly-owned subsidiary of Eastern Utilities Associates. In addition, the Company has a 3.52% joint-ownership interest (40.5 MW of capacity) in Seabrook 1.

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

 (b)    Number of Shareholders at December 31, 1998

        One

 (c)    Frequency and Amount of Dividends Declared in 1998 and 1997

                      1998                                1997
                             Per Share                              Per Share
        Declaration Date      Amount         Declaration Date        Amount

        May 11, 1998          $ 2.65         April 25, 1997          $ 2.50
        July 31, 1998           1.90         July 21, 1997             2.40
        October 26, 1998        2.20         October 27, 1997          2.35
                              $ 6.75         December 22, 1997         2.15
                                                                     $ 9.40

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

        A summary of the period to period changes in the principal items included in the Statements of Income for the years ended December 31, 1998 and 1997 and unit sales for these periods is shown below:

                                      Years Ended            Years Ended
                                      December 31,           December 31,
                                     1998 and 1997          1997 and 1996
                                              Increase (Decrease)
                                             (Dollars in thousands)

Electric Operating Revenues        $(32,290)  (15.1)%    $  28,573     15.4 %

Operating Expenses:
 Fuel used in production            (25,744)  (22.3)        36,192     45.7
 Electricity purchased for resale    (5,050)  (90.2)        (2,875)   (33.9)
 Other operation and maintenance        978     2.6         (3,844)    (9.2)
 Depreciation                         1,333     6.9            532      2.8
 Taxes -
   Federal and state income          (1,010)  (11.0)          (542)    (5.6)
   Local property and other            (296)   (8.4)           209      6.3
                                    (29,789)  (15.6)        29,672     18.4

Operating Income                     (2,501)  (10.7)        (1,099)    (4.5)

Other Income                        186,05539,755.3         (1,925)   (80.4)

Income Before Interest Charges      183,554   770.2         (3,024)   (11.3)

Interest Charges                       (735)   (8.2)        (1,278)   (12.4)

Net Income                         $184,289 1,242.8      $  (1,746)   (10.5)

Unit Sales Increase (MWH)           159,804     3.4      1,583,582     49.9

The following is a summary of unit sales for the periods indicated:

                                    Unit Sales (MWH)
Period Ended                              Seabrook  Purchased
December 31,        Unit 1      Unit 2     Unit 1   For Resale      Total
    1998          3,136,328   1,485,797    295,539        -       4,917,664
    1997          3,219,542   1,098,463    279,941    159,914     4,757,860
    1996          2,104,132     455,054    345,204    269,888     3,174,278

<PAGE 10>

                            CANAL ELECTRIC COMPANY

 Revenue, Fuel and Purchased Power

      Operating revenues for 1998 decreased by $32.3 million or 15.1%, due primarily to decreases in fuel used in production and electricity purchased for resale, somewhat offset by a 3.4% increase in unit sales. The increase in unit sales was due primarily to the increased availability of Unit 2 and Seabrook 1. Somewhat offsetting the increase in unit sales was the expiration of contracts for the purchase of electricity on behalf of affiliated retail distribution companies.

      During 1997, operating revenues increased 15.4% or $28.6 million due primarily to a 50% increase in unit sales. The significant increase in unit sales reflects the increased availability of Units 1 and 2 due to the timing of both scheduled and unscheduled maintenance. Somewhat offsetting these items was a decrease in power available from Seabrook 1 due to the timing of a refueling outage and a lower level of purchases made on behalf of affiliated retail distribution companies.

      The decrease in fuel used in production in 1998 represents the lower average cost of fuel oil. During 1997, the significant increases in fuel used in production reflect the increased availability of Units 1 and 2 as discussed above, partially offset by a decrease in the average cost of oil. Fuel, purchased power and transmission costs (included in other operation expense) represented approximately 46% of the total revenue dollar in 1998, 58% in 1997 and 49% in 1996 and averaged 1.9 cents per KWH in 1998 as compared to 2.61 cents in 1997 and 2.86 cents in 1996.

 Other Operating Expenses

      During 1998, other operation decreased approximately $1.3 million or 4.6% due to the absence of amortization related to an abandoned nuclear unit ($584,000) and lower insurance and benefits costs ($293,000). Other operation decreased approximately $2.3 million or 7.6% in 1997 due primarily to the absence of amortization related to postretirement benefits costs reflecting the Federal Energy Regulatory Commission's approval of rate schedules which allowed the recovery of previously deferred costs ($1.8 million) over a six-month period which began in March 1996.

      Maintenance expense increased approximately $2.3 million or 22.1% due to an increase in maintenance costs associated with the Unit 1 boiler plant and related equipment ($3.8 million), offset, in part , by lower costs associated with Unit 2 ($1.4 million). The 13.2% decrease in maintenance expense in 1997 reflects lower maintenance costs associated with Units 1 and 2 ($2.9 million), offset in part by increased maintenance costs at Seabrook
 1 ($1.4 million) reflecting a scheduled refueling outage.

 Depreciation and Taxes

      In 1998, depreciation increased 6.9% reflecting a higher level of plant-in-service and adjustments related to the sale of the Company's Units 1 and
 2. Depreciation increased in 1997 due to a higher level of plant-in-service reflecting the conversion of Unit 2 to burn both gas and oil.

      Income tax expense declined 11% and 5.6% or approximately $1 million or

<PAGE 11>

                            CANAL ELECTRIC COMPANY

 $500,000, respectively, in 1998 and 1997 due to a lower level of pre-tax income from normal operations.

 Other Income

      The significant increase in other income during 1998 reflects the net gain ($185.7 million) from the sale of the Company's Units 1 and 2 on December 30, 1998. The change in other income during 1997 was due to the absence of the 1996 reversal of a reserve for costs associated with postretirement benefits (approximately $1.8 million) following FERC approval.

 Interest Charges

      The decrease in total interest charges during 1998 was due primarily to a decrease in short-term interest ($698,000) reflecting a lower average level of short-term debt. During 1997, total interest charges decreased by approximately $1.3 million or 12.4% due primarily to a decrease in short-term interest ($1,106,000) reflecting a lower average level of short-term debt. The decrease in interest charges for 1997 also reflects the retirement of Series A $19 million (7%) First Mortgage Bonds during the second quarter of 1996.

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

 Merger with BEC Energy

      The electric utility industry has continued to change in response to legislative and regulatory mandates that are aimed at lowering prices for energy by creating a more competitive marketplace. These pressures have resulted in an increasing trend in the electric industry to seek competitive advantages and other benefits through business combinations. On December 5, 1998, the Parent and BEC Energy (BEC), headquartered in Boston, Massachu-setts, entered into an Agreement and Plan of Merger (the Merger Agreement). Pursuant to the Merger Agreement, the Parent and BEC will be merged into a new holding company to be known as NSTAR. The merger is expected to occur shortly after the satisfaction of certain conditions, including the receipt of certain regulatory approvals including that of the DTE. The regulatory approval process is expected to be completed during the second half of 1999.

      The merger will create an energy delivery company serving approximately
 1.3 million customers located entirely within Massachusetts, including more than one million electric customers in 81 communities and 240,000 gas customers in 51 communities.

<PAGE 12>

                            CANAL ELECTRIC COMPANY

      Shareholder votes on the merger will be held as part of each of the Parent's and BEC's annual shareholder meetings scheduled for the second quarter of 1999. The Merger Agreement may be terminated under certain circumstances, including by any party if the merger is not consummated by December 5, 1999, subject to an automatic extension of six months if the requisite regulatory approvals have not yet been obtained by such date. The merger will be accounted for using the purchase method of accounting.

      Upon effectiveness of the merger, Thomas J. May, BEC's current Chairman, President and Chief Executive Officer (CEO), will become the Chairman and
 CEO of NSTAR. Russell D. Wright, the Parent's current President and CEO, will become the President and Chief Operating Officer of NSTAR and will serve on NSTAR's board of directors. Also, upon effectiveness of the merger, NSTAR's board of directors will consist of the Parent's and BEC's current trustees.

 Year 2000

      The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any computer program that has date sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a temporary inability to process transactions or engage in normal business activities. COM/Energy has been involved in Year 2000 compliancy since 1996.

      COM/Energy, on a coordinated basis and with the assistance of RCG Information Technologies and other consultants, is addressing the Year 2000 issue. COM/Energy has followed a five-phase process in its Year 2000 compliance efforts, as follows: Awareness (through a series of internal announcements to employees and through contacts with vendors); Inventory (all computers, applications and embedded systems that could potentially be affected by the Year 2000 problem); Assessment (all applications or components and the impact on overall business operations and a plan to correct deficiencies and the cost to do so); Remediation (the modification, upgrade or replacement of deficient hardware and software applications and infrastructure modifications); and Testing (a detailed, comprehensive testing program for the modified critical component, system or software that involves the planning, execution and analysis of results).

      COM/Energy's inventory phase required an assessment of all date sensi-tive information and transaction processing computer systems and determined that approximately 90% of its software systems needed some modifications or replacement. Plans were developed and are being implemented to correct and test all affected systems, with priorities assigned based on the importance of the activity. COM/Energy has identified the software and hardware installations that are necessary. All installations are expected to be completed and tested by mid-1999.

      COM/Energy has also inventoried its non-information technology systems that may be date sensitive (facilities, electric and gas operations, energy supply/production and distribution) that use embedded technology such as micro-controllers and micro-processors. COM/Energy is approximately 86% complete in its efforts to resolve non-compliance with Year 2000 requirements related to its non-information technology systems. COM/Energy

<PAGE 13>

                            CANAL ELECTRIC COMPANY

 anticipates that these systems will be updated or replaced as necessary and tested by mid-1999.

      At present, the remediation phase for information technology as it applies to hardware and non-technology issues is scheduled for completion by June 1, 1999. The testing phase for Year 2000 compliance is approximately 70% complete and is scheduled to be concluded by June 30, 1999. All other phases are complete.

      Modifying and testing COM/Energy's information and transaction process-ing systems from 1996 through 2000 is currently expected to cost approximately $7 million, including approximately $900,000 incurred through 1997 and $3.1 million spent in 1998. Approximately $3 million is expected to be spent in 1999 and 2000. Year 2000 costs have been expensed as incurred and will continue to be funded from operations.

      In addition to its internal efforts, COM/Energy has initiated formal communications with its significant suppliers to determine the extent to which COM/Energy may be vulnerable to its suppliers' failure to correct their own Year 2000 issues. As of February 1, 1999, COM/Energy has received responses from approximately 75% of those entities contacted, and nearly all have indicated that they are or will be Year 2000 compliant. Failure of COM/Energy's significant suppliers to address Year 2000 issues could have a material adverse effect on COM/Energy's operations, although it is not possible at this time to quantify the amount of business that might be lost or the costs that could be incurred by COM/Energy. Contact with significant vendors is continuing and inadequate or marginal responses are being pursued by COM/Energy. COM/Energy is prepared to replace certain suppliers or to initiate other contingency plans should these vendors not respond to COM/Energy's satisfaction by July 1, 1999.

      In addition, parts of the global infrastructure, including national banking systems, electrical power grids, gas pipelines, transportation facilities, communications and governmental activities, may not be fully functional after 1999. Infrastructure failures could significantly reduce COM/Energy's ability to acquire energy and its ability to serve its customers as effectively as they are now being served. COM/Energy is identifying elements of the infrastructure that are critical to its operations and is obtaining information as to the expected Year 2000 readiness of these elements.

      COM/Energy has started its contingency planning for critical operational areas that might be effected by the Year 2000 issue if compliance by COM/Energy is delayed. COM/Energy gas and electric operations currently have emergency operating plans as well as information technology disaster recovery plans as components of its standard operating procedures. These plans will be enhanced to identify potential Year 2000 risks to normal operations and the appropriate reaction to these potential failures including contingency plans that may be required for any third parties that fail to achieve Year 2000 compliance. All necessary contingency plans are expected to be completed by June 30, 1999, although in certain cases, especially infrastructure failures, there may be no practical alternative course of action available to COM/Energy.

<PAGE 14>

                            CANAL ELECTRIC COMPANY

      COM/Energy is working with other energy industry entities, both region-ally and nationally with respect to Year 2000 readiness and is cooperating in the development of local and wide-scale contingency planning.

      While COM/Energy believes its efforts to address the Year 2000 issue will allow it to be successful in avoiding any material adverse effect on COM/Energy's operations or financial condition, it recognizes that failing to resolve Year 2000 issues on a timely basis would, in a "most reasonably likely worst case scenario," significantly limit its ability to acquire and distribute energy and process its daily business transactions for a period of time, especially if such failure is coupled with third party or infrastructure failures. Similarly, COM/Energy could be significantly effected by the failure of one or more significant suppliers, customers or components of the infrastructure to conduct their respective operations after 1999. Adverse affects on COM/Energy could include, among other things, business disruption, increased costs, loss of business and other similar risks.

      The foregoing discussion regarding Year 2000 project timing, effective-ness, implementation and costs includes forward-looking statements that are based on management's current evaluation using available information. Factors that might cause material changes include, but are not limited to, the availability of key Year 2000 personnel, the readiness of third parties, and COM/Energy's ability to respond to unforeseen Year 2000 complications.

 Environmental Matters

      The Company is subject to laws and regulations administered by federal, state and local authorities relating to the quality of the environment. These laws and regulations affect, among other things, the siting and operation of electric generating and transmission facilities and can require the installation of expensive air and water pollution control equipment. These regulations have had an impact on the Company's operations in the past, however their impact on future operations, capital costs and construction schedules is not expected to be significant since all of the Company's non-nuclear generating assets were sold in 1998.

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


Item 8.  Financial Statements and Supplementary Data

      The Company's financial statements required by this item are filed herewith on pages 15 through 34 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None

<PAGE 15>

                            CANAL ELECTRIC COMPANY

Item 8.       Financial Statements and Supplementary Data

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of Canal Electric Company:

      We have audited the accompanying balance sheets of CANAL ELECTRIC COMPANY, (a Massachusetts corporation and wholly-owned subsidiary of Commonwealth Energy System) as of December 31, 1998 and 1997, and the related statements of income, retained earnings and cash flows for each of the three years in the period ended December 31, 1998. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Canal Electric Company as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended
December 31, 1998, in conformity with generally accepted accounting principles.

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



                                                     ARTHUR ANDERSEN LLP
Boston, Massachusetts
February 18, 1999.

<PAGE 16>

                            CANAL ELECTRIC COMPANY
                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULE



                                   PART II.


FINANCIAL STATEMENTS

  Balance Sheets at December 31, 1998 and 1997

  Statements of Income for the Years Ended December 31, 1998, 1997 and 1996

  Statements of Retained Earnings for the Years Ended December 31, 1998, 1997 and 1996

  Statements of Cash Flows for the Years Ended December 31, 1998, 1997 and
  1996

  Notes to Financial Statements


                                   PART IV.


SCHEDULE

  I Investments In, Equity Earnings of, and Dividends Received From Related Parties for the Years Ended December 31, 1998, 1997 and 1996

SCHEDULES OMITTED

  All other schedules are not submitted because they are not applicable or required or because the required information is included in the financial statements or notes thereto.

<PAGE 17>

                            CANAL ELECTRIC COMPANY
                                BALANCE SHEETS
                          DECEMBER 31, 1998 AND 1997

                                    ASSETS



                                                           1998       1997
                                                        (Dollars in thousands)

PROPERTY, PLANT AND EQUIPMENT, at original cost         $265,612   $469,861
  Less - Accumulated depreciation
    and amortization                                      77,081    197,844
                                                         188,531    272,017
  Add - Construction work in progress                      1,852      2,228
        Nuclear fuel in process                            1,568        193
                                                         191,951    274,438

INVESTMENTS
  Equity in corporate joint venture                        2,800      3,075

CURRENT ASSETS
  Cash                                                   301,179         18
  Accounts receivable -
    Affiliated companies                                  13,642     12,159
    Other                                                  9,736     15,397
  Unbilled revenues                                          659         86
  Inventories, at average cost -
    Electric production fuel oil                              -         806
    Materials and supplies                                 1,268      1,268
  Prepaid property taxes                                      -         840
  Other                                                      884        923
                                                         327,368     31,497

DEFERRED CHARGES
  Regulatory assets                                       18,745     17,413
  Other                                                    5,840      9,774
                                                          24,585     27,187

                                                        $546,704   $336,197










The accompanying notes are an integral part of these financial statements.

<PAGE 18>

                            CANAL ELECTRIC COMPANY
                                BALANCE SHEETS
                          DECEMBER 31, 1998 AND 1997

                        CAPITALIZATION AND LIABILITIES

                                                           1998        1997
                                                        (Dollars in thousands)

CAPITALIZATION
  Common Equity -
    Common stock, $25 par value -
       Authorized - 2,328,200 shares
       Outstanding - 1,523,200 shares, wholly-owned
       by Commonwealth Energy System (Parent)            $ 38,080    $ 38,080
    Amounts paid in excess of par value                     8,321       8,321
    Retained earnings                                     241,965      53,130
                                                          288,366      99,531
  Long-term debt, including premiums, less
    current sinking fund requirements                         -        83,917
                                                          288,366     183,448

CAPITAL LEASE OBLIGATIONS                                  10,551      11,227

CURRENT LIABILITIES
  Interim Financing -
    Notes payable to banks                                    -        20,850
                                                              -        20,850
  Other Current Liabilities -
    Current sinking fund requirements                         -           350
    Accounts payable -
       Affiliated companies                                 8,678       1,028
       Other                                               31,327      21,335
    Accrued taxes -
       Local property and other                                30         844
       Income                                             121,712       2,054
    Capital lease obligations                                 568         574
    Accrued interest and other                              3,309       6,174
                                                          165,624      32,359
                                                          165,624      53,209

DEFERRED CREDITS
  Accumulated deferred income taxes                        64,383      69,447
  Unamortized investment tax credits                        8,427      10,967
  Other                                                     9,353       7,899
                                                           82,163      88,313

COMMITMENTS AND CONTINGENCIES

                                                         $546,704    $336,197



The accompanying notes are an integral part of these financial statements.

<PAGE 19>

                            CANAL ELECTRIC COMPANY
                             STATEMENTS OF INCOME
             FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                               1998        1997       1996
                                                 (Dollars in thousands)

ELECTRIC OPERATING REVENUES
  Sales to affiliated companies              $113,024    $124,903   $107,842
  Sales to non-affiliated companies            68,809      89,220     77,708
                                              181,833     214,123    185,550

OPERATING EXPENSES
  Fuel used in production                      89,569     115,313     79,121
  Electricity purchased for resale                551       5,601      8,476
  Other operation                              26,426      27,707     29,992
  Maintenance                                  12,468      10,209     11,768
  Depreciation                                 20,547      19,214     18,682
  Taxes -
    Income                                      8,168       9,178      9,720
    Local property                              2,510       2,770      2,603
    Payroll and other                             732         768        726
                                              160,971     190,760    161,088

OPERATING INCOME                               20,862      23,363     24,462

OTHER INCOME
  Gain from sale of assets                    329,603         -          -
  Taxes and transaction costs
   related to sale                           (143,856)        -          -
  Other                                           776         468      2,393
                                              186,523         468      2,393

INCOME BEFORE INTEREST CHARGES                207,385      23,831     26,855


INTEREST CHARGES
  Long-term debt                                7,854       7,910      8,017
  Other interest charges                          533       1,231      2,337
  Allowance for borrowed funds used
    during construction                          (119)       (138)       (73)
                                                8,268       9,003     10,281

NET INCOME                                   $199,117    $ 14,828   $ 16,574










The accompanying notes are an integral part of these financial statements.

<PAGE 20>

                            CANAL ELECTRIC COMPANY
                        STATEMENTS OF RETAINED EARNINGS
             FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996





                                              1998        1997        1996
                                                (Dollars in thousands)

Balance at beginning of year                 $ 53,130    $52,620     $52,070

Add (Deduct)
  Net income                                  199,117     14,828      16,574
  Cash dividends on common stock              (10,282)   (14,318)    (16,024)

Balance at end of year                       $241,965    $53,130     $52,620





































The accompanying notes are an integral part of these financial statements.

<PAGE 21>

                            CANAL ELECTRIC COMPANY
                           STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                1998       1997       1996
                                                  (Dollars in thousands)
OPERATING ACTIVITIES
  Net income                                  $199,117   $ 14,828   $ 16,574
  Gain from sale of assets                    (329,603)       -          -
  Effects of noncash items -
    Depreciation and amortization               22,839     22,156     23,485
    Deferred income taxes                       (7,673)      (973)      (963)
    Investment tax credits                      (2,539)      (526)      (527)
    Earnings from corporate joint venture         (454)      (233)      (498)
  Dividends from corporate joint venture           729        479        549
  Change in working capital, exclusive
    of cash and interim financing -
       Accounts receivable                       4,178     (4,872)    (3,882)
       Unbilled revenues                          (573)       589       (237)
       Income taxes                            119,658      2,118     (3,223)
       Local property and other taxes               26          4         19
       Accounts payable and other               15,266      5,473     (1,595)
  All other operating items, net                (6,908)    (3,890)       565

Net cash provided by operating activities       14,063     35,153     30,267

INVESTING ACTIVITIES
  Proceeds from sale of generating assets      408,017        -          -
  Additions to property, plant and
    equipment (exclusive of AFUDC)              (5,368)    (7,391)   (14,557)
  Allowance for borrowed funds used
    during construction                           (119)      (138)       (73)

Net cash from (used for)investing activities   402,530     (7,529)   (14,630)

FINANCING ACTIVITIES
  Proceeds from (payment of)
    short-term borrowings                      (20,850)    (5,700)     3,125
  Proceeds from (payment of)
   affiliate borrowings                            -       (7,250)     1,385
  Payment of dividends                         (10,282)   (14,318)   (16,024)
  Long-term debt issues refunded               (83,950)       -       (3,420)
  Retirement of long-term debt through
    sinking funds                                 (350)      (350)      (703)

Net cash used for financing activities        (115,432)   (27,618)   (15,637)

Net increase in cash                           301,161          6        -
Cash at beginning of period                         18         12         12
Cash and cash equivalents at end of period    $301,179   $     18   $     12

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Interest paid (net of capitalized
    amounts)                                   $ 9,028    $ 8,700    $ 9,959
  Income taxes paid                            $10,796    $ 8,996    $14,128

The accompanying notes are an integral part of these financial statements.

<PAGE 22>

                            CANAL ELECTRIC COMPANY
                         NOTES TO FINANCIAL STATEMENTS

(1)  General Information

     Canal Electric Company (the Company) is a wholly-owned subsidiary of Commonwealth Energy System (the Parent). The Parent, together with its subsidiaries is referred to as "COM/Energy." The Parent is an exempt holding company under the provisions of the Public Utility Holding Company Act of 1935 and, in addition to its investment in the Company, has interests in other utility companies and several non-regulated companies.

     The Company is a wholesale electric generating company organized in 1902 under the laws of the Commonwealth of Massachusetts. On December 30, 1998, in response to the significant changes that have taken place in the utility industry, COM/Energy sold substantially all of its non-nuclear generating assets, including the Company's generating station, to affiliates of The Southern Company of Atlanta, Georgia. The Company's generating station , located in Sandwich, Massachusetts consisted of two units: Canal Unit 1 wholly-owned by the Company; and Canal Unit 2 jointly-owned by the Company and Montaup Electric Company (Montaup) (an unaffiliated company). The Company's largest customers with respect to output from Unit 1 and Unit 2 had been affiliates Cambridge and Commonwealth Electric. The Company also has a 3.52% interest in the Seabrook 1 nuclear power plant to provide a portion of the capacity and energy needs of Cambridge and Commonwealth Electric and acts as agent in the procurement of additional capacity for the aforementioned affiliates.

     The Company had 109 regular employees prior to the sale of Canal Units 1 and 2 on December 30, 1998. At December 31, 1998, the Company had no regular employees.

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

<PAGE 23>

                            CANAL ELECTRIC COMPANY

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

     The principal regulatory assets included in deferred charges at December 31, 1998 and 1997 were as follows:
                                                   1998         1997
                                                 (Dollars in thousands)

     Seabrook related costs                       $ 3,008     $ 4,324
     Deferred income taxes                         15,737      13,089
       Total regulatory assets                    $18,745     $17,413

     As of December 31, 1998, all of the Company's regulatory assets are reflected in rates charged to customers over a weighted average period of approximately 11 years.

     In November 1997, the Commonwealth of Massachusetts enacted a comprehensive electric utility industry restructuring bill. On November 19, 1997, the Company, along with Cambridge Electric and Commonwealth Electric filed a restructuring plan with the DTE. The plan, approved by the DTE on February 27, 1998, provides that Commonwealth Electric and Cambridge Electric will, beginning March 1, 1998, initiate a ten percent rate reduction for all customer classes and allow customers to choose their energy supplier. As part of the plan, the DTE authorized the recovery of certain strandable costs and provides that certain future costs may be deferred to achieve or maintain the rate reductions that the restructuring bill mandates. The legislation gives the DTE the authority to determine the amount of strandable costs that will be eligible for recovery. Costs that will qualify as strandable costs and be eligible for recovery include, but are not limited to, certain above market costs associated with generating facilities, costs associated with long-term commitments to purchase power at above market prices from independent power producers and regulatory assets and associated liabilities related to the generation portion of the electric business.

     (c) Divestiture of Generation Assets

     The cost of transitioning to competition will be mitigated, in part, by the sale of COM/Energy's non-nuclear generating assets. On May 27, 1998, COM/Energy agreed to sell substantially all of its non-nuclear generating assets (984 MW) to affiliates of The Southern Company of Atlanta, Georgia. The sale was conducted through an auction process that was outlined in a restructuring plan filed with the DTE in November 1997 in conjunction with

<PAGE 24>

                            CANAL ELECTRIC COMPANY

 the state's industry restructuring legislation enacted in 1997. The sale was approved by the DTE on October 30, 1998 and by the FERC on November 12, 1998. Proceeds from the sale of the Company's non-nuclear generating assets, after construction-related adjustments at the closing that occurred on December 30, 1998, amounted to approximately $395 million or 6 times their book value of approximately $65.4 million. The proceeds from the sale, net of book value, transaction costs and certain other adjustments amounted to approximately $298 million and will be used to reduce transition costs of Cambridge Electric and Commonwealth Electric related to electric industry restructuring that otherwise would have been collected through a non-bypassable transition charge.

     COM/Energy established Energy Investment Services, Inc. as the vehicle to invest the net proceeds from the sale of the Company's generation assets. These proceeds will be invested in a conservative portfolio of securities that is designed to maintain principal and earn a reasonable return. Both the principal amount and income earned will be used to reduce the transition costs that would otherwise be billed to customers of Cambridge Electric and Commonwealth Electric.

     (d) Transactions with Affiliates

     Transactions between the Company and other COM/Energy companies include purchases and sales of electricity, including the Company's acquisition and resale of capacity entitlements and related energy generated by certain units of other New England utilities. The Company has functioned as the principal supplier of electric generation capacity for and on behalf of affiliates Cambridge Electric and Commonwealth Electric, including abandonment and nonconstruction costs related to the Seabrook project. In addition, payments for management, accounting, data processing and other services are made to affiliate COM/Energy Services Company. Transactions with other COM/Energy companies are subject to review by the FERC and the DTE.

     The Company's operating revenues included the following intercompany amounts for the periods indicated:

 Period Ended       Electricity Sales                         Seabrook Units
 December 31,         (Canal Units)       Purchased Power        and Other
                                     (Dollars in thousands)

     1998               $70,283              $ 3,667             $39,074
     1997                76,859                8,885              39,159
     1996                52,035               11,882              43,925

       (e) Other Major Customers

       The Company is a wholesale electric generating company selling power under life-of-the-unit contracts, approved by FERC to Boston Edison Company, Montaup Electric Company and New England Power Company, (unaffiliated utilities). Prior to the sale of Canal Units 1 and 2 on December 30, 1998, each utility was obligated to purchase one-quarter of the capacity and energy of Canal Unit 1.

<PAGE 25>

                            CANAL ELECTRIC COMPANY

     (f) Equity Method of Accounting

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

     (g) Depreciation and Nuclear Fuel Amortization

     Depreciation is provided using the straight-line method at rates intended to amortize the original cost and the estimated cost of removal less salvage of properties over their estimated economic lives. The Company's composite depreciation rate, based on average depreciable property in service, was 4.71% in 1998, 4.45% in 1997 and 4.42% in 1996.

     The cost of nuclear fuel is amortized to fuel expense based on the quantity of energy produced. Nuclear fuel expense also includes a provision for the costs associated with the ultimate disposal of the spent nuclear fuel.

     (h) Maintenance

     Expenditures for repairs of property and replacement and renewal of items determined to be less than units of property were charged to maintenance expense. Additions, replacements and renewals of property considered to be units of property, were charged to the appropriate plant accounts. Upon retirement, accumulated depreciation was charged with the original cost of property units and the cost of removal net of salvage.

     (i) Allowance for Funds Used During Construction

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

     While AFUDC does not provide funds currently, these amounts are recoverable in revenues over the service life of the constructed property. The Company develops rates based upon its current cost of capital and used a compound rate of 5.75% in 1998, 6% in 1997 and 6.25% in 1996.

(3)  Income Taxes

     For financial reporting purposes, the Company provides federal and state income taxes on a separate return basis. However, for federal income tax purposes, the Company's taxable income and deductions are included in the consolidated income tax return of the Parent and it makes tax payments or

<PAGE 26>

                            CANAL ELECTRIC COMPANY

 receives refunds on the basis of its tax attributes in the tax return in accordance with applicable regulations.

     The following is a summary of the provisions for income taxes for the years ended December 31, 1998, 1997 and 1996:

                                             1998        1997        1996
                                                (Dollars in thousands)
 Federal:
    Current                               $109,267      $ 9,128    $ 9,511
    Deferred                                (6,775)        (764)      (577)
    Investment tax credits                  (2,539)        (526)      (527)
                                            99,953        7,838      8,407
 State:
    Current                                 21,413        1,558      1,747
    Deferred                                  (776)        (133)      (223)
                                            20,637        1,425      1,524
                                           120,590        9,263      9,931
 Amortization of regulatory liability
  relating to deferred income taxes           (122)         (76)      (163)

 Total                                    $120,468      $ 9,187    $ 9,768

 Federal and state income taxes
    charged to:
      Operating expense                   $  8,168      $ 9,178    $ 9,720
      Other income                         112,300            9         48
                                          $120,468      $ 9,187    $ 9,768

    The significant change in the provision for income taxes in 1998 reflects the current tax related to the sale of the generating assets.

    Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the year in which the differences are expected to reverse.

    Accumulated deferred income taxes consisted of the following:

                                                    1998         1997
                                                  (Dollars in thousands)
       Liabilities
            Property-related                      $74,585      $78,706
            Seabrook nonconstruction                  707          707
            All other                               1,832        1,645
                                                   77,124       81,058
       Assets
            Investment tax credit                   7,844        7,078
            Regulatory liability                    2,102        2,180
            All other                               2,244        1,490
                                                   12,190       10,748

    Accumulated deferred income taxes, net        $64,934      $70,310

    The net year-end deferred income tax liability above includes a current

<PAGE 27>

                            CANAL ELECTRIC COMPANY

 deferred tax liability of $551,000 and $863,000 in 1998 and 1997, respectively, which is included in accrued income taxes in the accompanying Balance Sheets.

    The total income tax provision set forth on the previous page represents 38% in 1998, and 37% in 1997 and 1996, of income before such taxes. The following table reconciles the statutory federal income tax rate to these percentages:
                                                   1998       1997      1996

 Federal statutory rate                             35%        35%       35%

 Federal income tax expense at statutory levels  $111,854    $8,405   $9,220
 Increase (Decrease) from statutory rate:
   Tax versus book depreciation                     1,207     1,515    1,479
   State tax, net of federal tax benefit           13,414       927      991
   Additional FIT sale of generation assets        (2,596)      -        -
   Amortization of investment tax credits          (2,539)     (526)    (527)
   Excess deferred reserves                          (122)      (76)    (163)
   Reversals of capitalized expenses                 (561)     (560)    (559)
   Other                                             (189)     (498)    (673)
                                                 $120,468    $9,187   $9,768

 Effective federal tax rate                          38%        37%      37%

(4)  Long-Term Debt and Interim Financing

     (a) Long-Term Debt

     Long-term debt outstanding, exclusive of current sinking fund requirements and related premiums, collateralized by substantially all of the Company's property, is as follows:

                                       Original     Balance December 31,
                                        Issue         1998          1997
                                             (Dollars in thousands)
 First Mortgage Bonds -
   Series B, 8.85%, due 2006           $35,000      $   -         $33,950
   Series E, 7 3/8%, due 2020           10,000          -          10,000
   Series F, 9 7/8%, due 2020           40,000          -          40,000
                                                    $   -         $83,950

       On December 30, 1998, upon the sale of the Company's Units 1 and 2, a portion of the proceeds from the sale was used to retire all of the Company's long-term debt.

     The Series B First and General Mortgage Bonds required an annual sinking fund payment of $350,000. The requirement could be met by payment, repurchase of bonds or certification of an amount of property additions equal to 60% of bondable property (as defined in the indenture).

     The Series E and Series F First and General Mortgage Bonds were issued in conjunction with The Industrial Development Authority of the State of New Hampshire issuing Solid Waste Disposal Bonds and Pollution Control Bonds, respectively. The bonds were issued pursuant to a Loan and Trust Agreement dated December 1, 1990 among the Authority, the Company and the First

<PAGE 28>

                            CANAL ELECTRIC COMPANY

 National Bank of Boston, the Trustee.

     (b) Notes Payable to Banks

     The Company and other COM/Energy companies maintain both committed and uncommitted lines of credit for the short-term financing of their construction programs and other corporate purposes. As of December 31, 1998, COM/Energy companies had $122 million of committed lines of credit that will expire at varying intervals in 1999. These lines are normally renewed upon expiration and require annual fees of up to .1875% of the individual line. At December 31, 1998, COM/Energy's uncommitted lines of credit totaled $10 million. Interest rates on the Company's outstanding borrowings generally are at an adjusted money market rate and averaged 5.7% in 1998 and 5.8% in 1997. The Company had no notes payable to banks at December 31, 1998 and $20,850,000 at December 31, 1997.

     (c) Advances from Affiliates

     The Company had no short-term notes payable to the Parent at December 31, 1998 and 1997. These notes are written for a term of up to 11 months and 29 days. Interest is at the prime rate and is adjusted for changes in that rate during the terms of the notes. This rate averaged 8.3% in 1998 and 8.5% in 1997.

     The Company is a member of the COM/Energy Money Pool (the Pool), an arrangement among the subsidiaries of the Parent, whereby short-term cash surpluses are used to help meet the short-term borrowing needs of the utility subsidiaries. In general, lenders to the Pool receive a higher rate of return than they otherwise would on such investments, while borrowers pay a lower interest rate than that available from banks. Interest rates on the outstanding borrowings are based on the monthly average rate the Company would otherwise have to pay banks, less one-half the difference between that rate and the monthly average U.S. Treasury Bill weekly auction rate. The borrowings are for a period of less than one year and are payable upon demand. The Company had no borrowings from the Pool at December 31, 1998 and 1997. Rates on these borrowings averaged 5.3% in 1998 and 5.4% in 1997.

     (d) Disclosures About Fair Value of Financial Instruments

     The fair value of certain financial instruments included in the accompanying Balance Sheets as of December 31, 1998 and 1997 are as follows:

                                  1998                  1997
                                     (Dollars in thousands)

                           Carrying    Fair       Carrying    Fair
                             Value    Value         Value    Value

    Long-term Debt           $  -      $  -        $84 267  $102 121

    The carrying amount of cash, notes payable to banks and advances from affiliates approximates the fair value because of the short maturity of these financial instruments.

    The estimated fair value of long-term debt is based on quoted market prices of the same or similar issues or on the current rates offered for

<PAGE 29>

                            CANAL ELECTRIC COMPANY

 debt with the same remaining maturity. The fair value shown above does not purport to represent the amount at which the obligations would be settled.

(5) Commitments and Contingencies

    (a) Construction

    The Company is engaged in a continuous construction program presently estimated at $9.7 million for the five-year period 1999 through 2003. Of that amount, $1.2 million is estimated for 1999. The Company expects to finance these expenditures on an interim basis with internally generated funds and short-term borrowings that are ultimately expected to be repaid with proceeds from sales of long-term debt and equity securities.

    (b) Seabrook Nuclear Power Plant

    COM/Energy's 3.52% interest in the Seabrook nuclear power plant is owned by the Company to provide for a portion of the capacity and energy needs of Cambridge and Commonwealth Electric. The Company is recovering 100% of its Seabrook 1 investment through power contracts pursuant to FERC and DTE approval.

    Pertinent information with respect to the Company's joint-ownership interest in Seabrook 1 and information relating to operating expenses which are included in the accompanying financial statements, are as follows:

                                         1998              1997
                                         (Dollars in thousands)

    Utility plant-in-service           $232,471          $232,471
    Nuclear fuel                         23,581            22,207
    Accumulated depreciation
      and amortization                  (71,929)          (64,379)
    Construction work in progress         1,852             1,036
                                       $185,975          $191,335

                                     1998       1997        1996
                                        (Dollars in thousands)
    Operating expenses:
     Fuel                         $ 1,274     $ 1,471     $ 1,727
     Other operation                4,369       4,206       4,091
     Maintenance                    1,437       2,364         990
     Depreciation                   6,577       6,314       6,544
     Amortization                   1,319       1,319       1,319
                                  $14,976     $15,674     $14,671

       Plant capacity (MW)          1,150        In-service date    1990
       Canal's share:                            Operating license
        Percent interest             3.52%        expiration date   2026
        Entitlement (MW)             40.5

     The Company and the other joint-owners have established a decommis-sioning fund to cover decommissioning costs. The estimated cost to decom-mission the plant is $489 million in current dollars. The Company's share of this liability (approximately $17.2 million), less its share of the

<PAGE 30>

                            CANAL ELECTRIC COMPANY

 market value of the assets held in a decommissioning trust (approximately $3.2 million), is approximately $14 million at December 31, 1998.

     (c) Environmental Matters

     The Company is subject to laws and regulations administered by federal, state and local authorities relating to the quality of the environment. These laws and regulations affect, among other things, the siting and operation of electric generating and transmission facilities and can require the installation of expensive air and water pollution control equipment. These regulations have had an impact on the Company's operations in the past, however their impact on future operations, capital costs and construction schedules is not expected to be significant since all of the Company's non-nuclear generating assets were sold in 1998.

(6)  Dividend Restriction

     At December 31, 1998, no retained earnings were restricted against the payment of cash dividends by terms of the Indenture of Trust securing long-term debt.

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

     The following tables set forth the change in the pension benefit obligation and plan assets as well as the plan's funded status reconciled to the amount included in the financial statements:

                                                 1998          1997
                                               (Dollars in thousands)
      Change in benefit obligation
        Obligation at beginning of year        $  22,119     $  17,576
        Service cost                                 509           524
        Interest cost                              1,542         1,314
        Actuarial loss                             2,526         3,708
        Benefits paid                             (1,346)       (1,003)
        Obligation at end of year              $  25,350     $  22,119

                                                 1998          1997
                                               (Dollars in thousands)
      Change in plan assets
        Fair value of plan assets at
          beginning of year                    $  20,287     $  17,523
        Actual return on plan assets               1,576         3,145
        Employer contributions                       478           622
        Benefits paid                             (1,346)       (1,003)
        Fair value of plan assets at
          end of year                          $  20,995     $  20,287

<PAGE 31>

                            CANAL ELECTRIC COMPANY

                                                 1998          1997
                                               (Dollars in thousands)

      Funded status                            $  (4,355)    $  (1,832)
      Unrecognized transition obligation              50            66
      Unrecognized prior service cost                373           426
      Unrecognized net actuarial loss              3,467           951
      Prepaid (accrued) benefit cost           $    (465)    $    (389)

      Weighted-average assumptions as of December 31 were as follows:

                                                 1998          1997

      Discount rate                              6.50%         7.00%
      Expected return on plan assets             9.00          8.75
      Rate of increase in future compensation    3.75          3.75

      Plan assets consist primarily of fixed-income and equity securities. Fluctuations in the fair market value of plan assets will affect pension expense in future years.

      Components of net periodic pension cost were as follows:

                                            1998        1997        1996
                                               (Dollars in thousands)

      Service cost                        $    509    $    524    $    527
      Interest cost                          1,542       1,314       1,254
      Expected return on plan assets        (1,566)     (1,373)     (1,236)
      Amortization of transition
        obligation                              16          18          18
      Amortization of prior service cost        53          54          54
        Total                                  554         537         617
      Transfers from affiliates, net           206         372         347
      Less: Amounts capitalized
            and deferred                       171         206         224
        Net periodic pension cost         $    589    $    703    $    740

      The net periodic pension cost reflects the use of the projected unit credit method which is also the actuarial cost method used in determining future funding of the plan.

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

<PAGE 32>

                            CANAL ELECTRIC COMPANY

plan pursuant to section 401(h) of the Code to fund a portion of its postretirement benefit obligation.

      The following tables set forth the change in the postretirement benefit obligation and plan assets as well as the plan's funded status reconciled to the amount included in the financial statements:

                                                 1998          1997
                                               (Dollars in thousands)
      Change in benefit obligation
        Obligation at beginning of year        $   7,634     $   6,586
        Service cost                                 179           176
        Interest cost                                533           493
        Actuarial loss (gain)                       (244)          612
        Participant contributions                      7             3
        Benefits paid                               (365)         (236)
        Obligation at end of year              $   7,744     $   7,634

                                                 1998          1997
                                               (Dollars in thousands)
      Change in plan assets
        Fair value of plan assets at
          beginning of year                    $   3,790     $   2,825
        Actual return on plan assets                 230           543
        Employer contributions                       610           655
        Participant contributions                      7             3
        Benefits paid                               (365)         (236)
        Fair value of plan assets at
         end of year                           $   4,272     $   3,790

      Funded status                            $  (3,472)    $  (3,844)
      Unrecognized transition obligation           3,481         3,730
      Unrecognized net actuarial loss                 (9)          114
      Prepaid (accrued) benefit cost           $     -       $     -

      Weighted-average assumptions as of December 31 were as follows:

                                                  1998          1997

      Discount rate                               6.50%         7.00%
      Expected return on plan assets              9.00          8.75
      Rate of increase in future compensation     3.75          3.75

      For measurement purposes, a 6.50% annual rate of increase in the per capita cost of covered medical claims was assumed for 1999. The rates were assumed to decrease gradually to 4.5% for 2007 and remain at that level thereafter. Dental claims and Medicare Part B premiums are expected to increase at 4.5% and 3.1%, respectively.

      Plan assets consist primarily of fixed-income and equity securities. Fluctuations in the fair market value of plan assets will affect the periodic postretirement benefit cost in future years.

<PAGE 33>

                            CANAL ELECTRIC COMPANY

      Components of net periodic postretirement benefit cost were as follows:

                                                  1998      1997     1996
                                                  (Dollars in thousands)

      Service cost                              $   179   $   176  $   187
      Interest cost                                 533       493      489
      Expected return on plan assets               (351)     (263)    (194)
      Amortization of transition obligation         249       249      249
         Total                                      610       655      731
      Transfers from affiliates, net                236       452      447
      Add: Net amortization of deferrals           (117)     (234)   1,320
      Less: Amounts capitalized and deferred        102        63       90
         Net periodic postretirement
         benefit cost                           $   627   $   810  $ 2,408

      Assumed healthcare cost trend rates have a significant effect on the amounts reported for health care plans. A one-percentage point change in assumed healthcare cost trend rates would have the following effects:

                                                 One-Percentage-Point
                                                Increase      Decrease
                                                (Dollars in thousands)

      Effect on total of service and
         interest cost components               $    85         $ (78)
      Effect on postretirement
         benefit obligation                     $   695         $(682)

         (c) Savings Plan

      The Company has an Employees Savings Plan that provides for Company contributions equal to contributions by eligible employees up to four percent of each employee's compensation rate and up to five percent for those employees no longer eligible for postretirement health benefits. The Company's contribution was $244,000 in 1998, $256,000 in 1997 and $261,000 in
1996.

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

<PAGE 34>

                            CANAL ELECTRIC COMPANY

      Future minimum lease payments, by period and in the aggregate, of capital leases and noncancelable operating leases consisted of the following at December 31, 1998:
                                      Operating Leases  Capital Leases
                                           (Dollars in thousands)

 1999                                     $  253         $ 1,770
 2000                                        253           1,704
 2001                                        253           1,643
 2002                                        253           1,581
 2003                                        248           1,520
 Beyond 2003                                 745          15,422
 Total future minimum lease payments      $2,005          23,640
 Less:Estimated interest element
   included therein                                       12,521
 Estimated present value of future
   minimum lease payments                                $11,119

       Total rent expense for all operating leases, except those with terms of a month or less, amounted to $356,000 in 1998, $575,000 in 1997 and $475,000 in 1996. There were no contingent rentals and no sublease rentals for the years 1998, 1997 and 1996.

<PAGE 35>

                            CANAL ELECTRIC COMPANY

                                   PART IV.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) 1.   Index to Financial Statements

     Financial statements and notes thereto of the Company together with the Report of Independent Public Accountants, are filed under Item 8 of this report and listed on the Index to Financial Statements and Schedule (page 16).

(a) 2.   Index to Financial Statement Schedules

     Filed herewith at page indicated are financial statement schedules of the Company:

     Schedule I - Investments in, Equity Earnings of, and Dividends Received from Related Parties - Years Ended December 31, 1998, 1997 and 1996 (page 42).

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

<PAGE 36>

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

Exhibit 10. Material Contracts

10.1      Power contracts.

10.1.1 Power contracts between CEC and NBGEL and CEL dated December 1, 1965 (Exhibit 13(a)(1-4) to the CEC Form S-1, File No. 2-30057).

10.1.2 Power contract, as amended to February 28, 1990, superseding the Power Contract dated September 1, 1986 and amendment dated June 1, 1988, between CEC (seller) and CE and CEL (purchasers) for seller's entire share of the Net Unit Capability of Seabrook 1 and related energy (Exhibit 1 to the CEC Form 10-Q (March 1990), File No. 2-30057).

10.1.3 Purchase and Sale Agreement together with an implementing Addendum dated December 31, 1981 between CEC and CE for the purchase and sale of the CE 3.52% joint-ownership interest in the Seabrook units, dated January 2, 1981 (Exhibit 1 to the Company's Form 8-K (January 13, 1982), File No. 2-30057).

10.1.4 Agreement for Joint-Ownership, Construction and Operation of the New Hampshire Nuclear Units (Seabrook) dated May 1, 1973 and filed by NBGEL as Exhibit 13(N) on Form S-1 dated October 1973, File No. 2-49013, and as amended below:

10.1.4.1 First through Fifth Amendments to 10.1.4 dated May 24, 1974, June 21, 1974, September 25, 1974, October 25, 1974, and January 31, 1975, respectively (Exhibit 13(m) to the NBGEL Form S-1 (November 7, 1975), File No. 2-54995).

<PAGE 37>

                            CANAL ELECTRIC COMPANY

10.1.4.2 Sixth through Eleventh Amendments to 10.1.4 dated April 18, 1979, April 18, 1979, April 25, 1979, June 8, 1979, October 11, 1979 and
          December 15, 1979, respectively (Exhibit 1 to the CEC 1989 Form 10-K, File No. 2-30057).

10.1.4.3 Twelfth and Thirteenth Amendments to 10.1.4 dated May 16, 1980 and December 31, 1980, respectively ((Exhibit 1 and 2 to the CE Form 10-Q (June 1982), File No. 2-7749).

10.1.4.4 Fourteenth Amendment to 10.1.4 dated June 1, 1982 (Exhibit 3 to the CE Form 10-Q (June 1982), File No. 2-7749).

10.1.4.5 Fifteenth and Sixteenth Amendments to 10.1.4 dated April 27, 1984 and June 15, 1984, respectively (Exhibit 1 to the CEC Form 10-Q (June 1984), File No. 2-30057).

10.1.4.6 Seventeenth Amendment to 10.1.4 dated March 8, 1985 (Exhibit 1 to the CEC Form 10-Q (March 1985), File No. 2-30057).

10.1.4.7 Eighteenth Amendment to 10.1.4 dated March 14, 1986 (Exhibit 1 to the CEC Form 10-Q (March 1986), File No. 2-30057).

10.1.4.8 Nineteenth Amendment to 10.1.4 dated May 1, 1986 (Exhibit 1 to the CEC Form 10-Q (June 1986), File No. 2-30057).

10.1.4.9 Twentieth Amendment to 10.1.4 dated September 19, 1986 (Exhibit 1 to the CEC Form 10-K for 1986, File No. 2-30057).

10.1.4.10 Twenty-First Amendment to 10.1.4 dated November 12, 1987 (Exhibit 1 to the CEC Form 10-K for 1987, File No. 2-30057).

10.1.4.11 Twenty-Second Amendment and Settlement Agreement to 10.1.4 dated January 13, 1989 (Exhibit 4 to the CEC 1988 Form 10-K, File No. 2-30057).

10.1.5 Capacity Acquisition Agreement between CEC, CEL and CE dated September 25, 1980 (Exhibit 1 to the CEC 1991 Form 10-K, File No. 2-30057).

10.1.5.1 Supplement to 10.1.5 consisting of three Capacity Acquisition Commitments each dated May 7, 1987, concerning Phases I and II of the Hydro-Quebec Project and electricity acquired from Connecticut Light and Power Company (CL&P) (Exhibit 1 to the CEC Form 10-Q (September 1987), File No. 2-30057).

10.1.5.2 Amendment to 10.1.5 as amended, and restated, June 1, 1993, henceforth referred to as the Capacity Acquisition and Disposition Agreement, whereby CEC, as agent, in addition to acquiring power may also sell bulk electric power which CEL and/or CE owns or otherwise has the right to sell (Exhibit 1 to the CEC Form 10-Q (September 1993), File No. 2-30057).

<PAGE 38>

                            CANAL ELECTRIC COMPANY

10.1.6 Agreement, dated September 1, 1985, With Respect To Amendment of Agreement With Respect To Use Of Quebec Interconnection, dated December 1, 1981, among certain NEPOOL utilities to include Phase II facilities in the definition of "Project" (Exhibit 1 to the CEC Form 10-Q (September 1985), File No. 2-30057).

10.1.6.1  Amendatory Agreement No.3 with Respect to Use of Quebec
          Interconnection dated December 1, 1981, as amended to June 1, 1990, among certain NEPOOL utilities (Exhibit 1 to the CEC Form 10-Q (September 1990), File No. 2-30057).

10.1.7 Preliminary Quebec Interconnection Support Agreement - Phase II among certain New England electric utilities dated June 1, 1984 (Exhibit 6 to the CE Form 10-Q (June 1984), File No. 2-7749).

10.1.7.1 First through Third Amendments to 10.1.7 as amended March 1, 1985, January 1, 1986 and March 1, 1987, respectively (Exhibit 1 to the CEC Form 10-Q (March 1987), File No. 2-30057).

10.1.7.2 Fifth through Seventh Amendments to 10.1.7 as amended October 15, 1987, December 15, 1987 and March 1, 1988, respectively (Exhibit 1 to the CEC Form 10-Q (June 1988), File No. 2-30057).

10.1.7.3 Fourth and Eighth Amendments to 10.1.7 as amended July 1, 1987 and August 1, 1988, respectively (Exhibit 3 to the CEC Form 10-Q (September 1988), File No. 2-30057).

10.1.7.4 Ninth and Tenth Amendments to 10.1.7 as amended November 1, 1988 and January 15, 1989, respectively (Exhibit 2 to the CEC 1988 Form 10-K, File No. 2-30057).

10.1.7.5 Eleventh Amendment to 10.1.7 as amended November 1, 1989 (Exhibit 4 to the CEC 1989 Form 10-K, File No. 2-30057).

10.1.7.6 Twelfth Amendment to 10.1.7 as amended April 1, 1990 (Exhibit 1 to the CEC Form 10-Q (June 1990) File No. 2-30057).

10.1.8 Agreement to Preliminary Quebec Interconnection Support Agreement - Phase II among Public Service Company of New Hampshire (PSNH), New England Power Co. (NEP), Boston Edison Co. (BECO), and CEC whereby PSNH assigns a portion of its interests under the original Agreement to the other three parties, dated October 1, 1987 (Exhibit 2 to the CEC 1987 Form 10-K, File No. 2-30057).

10.1.9    Phase II Equity Funding Agreement for New England Hydro
          Transmission Electric Company, Inc. (New England Hydro)
          (Massachusetts), dated June 1, 1985, between New England Hydro and certain NEPOOL utilities (Exhibit 2 to the CEC Form 10-Q (September
          1985), File No. 2-30057).

10.1.10   Phase II Equity Funding Agreement for New England Hydro
          Transmission Corporation (New Hampshire Hydro), dated June 1, 1985, between New Hampshire Hydro and certain NEPOOL utilities (Exhibit 3 to the CEC Form 10-Q (September 1985), File No. 2-30057).

<PAGE 39>

                            CANAL ELECTRIC COMPANY

10.1.10.1 Amendment No. 1 to 10.1.10 as amended May 1, 1986 (Exhibit 6 to the CEC Form 10-Q (March 1987), File No. 2-30057).

10.1.10.2 Amendment No. 2 to 10.1.10 as amended September 1, 1987 (Exhibit 3 to the CEC Form 10-Q (September 1987), File No. 2-30057).

10.1.11 Phase II Massachusetts Transmission Facilities Support Agreement, dated June 1, 1985, refiled as a single agreement incorporating Amendments 1 through 7 dated May 1, 1986 through January 1, 1989, respectively, between New England Hydro and certain NEPOOL utilities (Exhibit 2 to the CEC Form 10-Q (September 1990), File No. 2-30057).

10.1.12 Phase II New Hampshire Transmission Facilities Support Agreement, dated June 1, 1985, refiled as a single agreement incorporating Amendments 1 through 8 dated May 1, 1986 through January 1, 1989, respectively, between New Hampshire Hydro and certain NEPOOL utilities (Exhibit 3 to the CEC Form 10-Q (September 1990), File No. 2-30057).

10.1.13 Phase II New England Power AC Facilities Support Agreement dated June 1, 1985, between New England Power and certain NEPOOL utilities (Exhibit 6 to the CEC Form 10-Q (September 1985), File No. 2-30057).

10.1.13.1 Amendments Nos. 1 and 2 to 10.1.13 as amended May 1, 1986 and February 1, 1987, respectively (Exhibit 5 to the CEC Form 10-Q (March 1987), File No. 2-30057).

10.1.13.2 Amendments Nos. 3 and 4 to 10.1.13 as amended June 1, 1987 and September 1, 1987, respectively (Exhibit 5 to the CEC Form 10-Q (September 1987), File No. 2-30057).

10.1.14 Agreement Authorizing Execution of Phase II Firm Energy Contract, dated September 1, 1985, among certain NEPOOL utilities in regard to the purchase of power from Hydro Quebec (Exhibit 8 to the CEC Form 10-Q (September 1985), File No. 2-30057).

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

<PAGE 40>

                            CANAL ELECTRIC COMPANY

10.2.1.3 Third Amendment to the Employees Savings Plan of Commonwealth Energy System and Subsidiary Companies, as amended and restated as of January 1, 1993, effective January 1, 1997 (Exhibit 1 to CES Form 10-K/A Amendment No. 1 (April 29, 1997), File No. 1-7316).

10.2.1.4 Fourth Amendment to the Employees Savings Plan of Commonwealth Energy System and Subsidiary Companies, as amended and restated as of January 1, 1993, effective January 1, 1998 (Exhibit 1 to CES Form 10-K/A Amendment No. 1 (April 29, 1998), File No. 1-7316).

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

<PAGE 41>

                            CANAL ELECTRIC COMPANY

10.2.3.11 Twenty-ninth Amendment to 10.2.3 as amended May 1, 1993 (Exhibit 2 to the CES Form 10-Q (September 1994), File No. 1-7316).

Filed herewith:

Exhibit 27.
           Filed herewith as Exhibit 1 is the Financial Data Schedule for the year ended December 31, 1998.

(b) Reports on Form 8-K

           No reports on Form 8-K were filed during the three months ended December 31, 1998.

<PAGE 42>

                                                                                     SCHEDULE I
                                           CANAL ELECTRIC COMPANY
                                     INVESTMENTS IN, EQUITY EARNINGS OF,
                                 AND DIVIDENDS RECEIVED FROM RELATED PARTIES
                            FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                           (Dollars in Thousands)
                                    Investment                                          Investment
                                     Balance                                              Balance
Description of Investment and      Beginning of                Equity      Dividends      End of
Name of Issuer                         Year       Shares      Earnings     Received         Year

New England/Hydro-Quebec Phase II
HVDC Transmission Project -
                                                         YEAR ENDED DECEMBER 31, 1998
 New England Hydro-Transmission
   Electric Company, Inc.           $ 1,869       116,158      $  273        $  423       $1,719

 New England Hydro-Transmission
   Corporation                        1,206       563.710         181           306        1,081
     Total                          $ 3,075                    $  454        $  729       $2,800

                                                         YEAR ENDED DECEMBER 31, 1997
 New England Hydro-Transmission
   Electric Company, Inc.           $ 2,030       126,407      $  140        $  301       $1,869

 New England Hydro-Transmission
   Corporation                        1,291       626.910          93           178        1,206
     Total                          $ 3,321                    $  233        $  479       $3,075

                                                         YEAR ENDED DECEMBER 31, 1996
 New England Hydro-Transmission
   Electric Company, Inc.           $ 2,026       136,656      $  311        $  307       $2,030

 New England Hydro-Transmission
   Corporation                        1,346       673.031         187           242        1,291
     Total                          $ 3,372                    $  498        $  549       $3,321

In 1998 New England Hydro-Transmission Electric Company, Inc. (NEHTEC) repurchased 8.1% (10,249.2 shares) of its outstanding shares at $14.15 per share.  The Company received proceeds of $145,028.  In 1997 NEHTEC repurchased 7.5% (10,249.2 shares) of its outstanding shares at $14.20 per share.  The Company received proceeds of $145,539.  During 1998, 1997 and 1996, New England Hydro-Transmission Corporation (NEHTC)
repurchased 10.1% (63.2 shares), 6.85% (46.124 shares) and 6.52% (61.495 shares), respectively, of its outstanding shares.  The Company received proceeds of $115,910 ($1,833.92 per share), $85,207 ($1,847.46 per share) and $112,616 ($1,831.30 per share) for 1998, 1997 and 1996,respectively.  Receipts from the repurchase of shares are included with dividends.

<PAGE 43>

                            CANAL ELECTRIC COMPANY

                     FORM 10-K          DECEMBER 31, 1998

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                CANAL ELECTRIC COMPANY
                                                      (Registrant)

                                           By: R. D. WRIGHT
                                               Russell D. Wright,
                                               Chairman of the Board

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Principal Executive Officers:

R. D. WRIGHT                                           March 31, 1999
Russell D. Wright,
Chairman of the Board and
Chief Executive Officer

DEBORAH A. McLAUGHLIN                                  March 31, 1999
Deborah A. McLaughlin
President and Chief Operating Officer

Principal Financial Officer:

JAMES D. RAPPOLI                                       March 31, 1999
James D. Rappoli
Financial Vice President and Treasurer


A majority of the Board of Directors:

R. D. WRIGHT                                           March 31, 1999
Russell D. Wright, Director

DEBORAH A. McLAUGHLIN                                  March 31, 1999
Deborah A. McLaughlin, Director

JAMES D. RAPPOLI                                       March 31, 1999
James D. Rappoli, Director