Form 10-Q
period 1999-03-31
CANAL ELECTRIC CO
filed 1999-05-17
CIK 16906

<PAGE 1>


            UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                      Washington, D. C. 20549-1004

                                Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1999

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

                                                Outstanding at
          Class of Common Stock                   May 1, 1999

       Common Stock, $25 par value             1,523,200 shares

The Company meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q as a wholly-owned subsidiary and is therefore filing this Form with the reduced disclosure format.

<PAGE 2>

                     PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                         CANAL ELECTRIC COMPANY

                        CONDENSED BALANCE SHEETS

                  MARCH 31, 1999 AND DECEMBER 31, 1998

                                 ASSETS

                         (Dollars in thousands)



                                               March 31,   December 31,
                                                 1999          1998
                                              (Unaudited)

PROPERTY, PLANT AND EQUIPMENT, at original cost$265,470      $265,612
   Less - Accumulated depreciation and
          amortization                          73,811         77,081
                                               191,659        188,531
   Add  - Construction work in progress          1,960          1,852
          Nuclear fuel in process                1,617          1,568
                                               195,236        191,951

INVESTMENTS
   Equity in corporate joint venture             2,799          2,800

CURRENT ASSETS
   Cash and cash equivalents                    86,658        273,729
   Advances to affiliates                       20,675         27,450
   Accounts receivable-
    Affiliates                                   4,316         13,642
    Other                                        2,785          9,736
   Inventories                                   1,235          1,268
   Prepaid income taxes                          4,669          7,575
   Other                                         1,300          1,543
                                               121,638        334,943

DEFERRED CHARGES
   Regulatory assets                            18,465         18,745
   Other                                         5,277          5,840
                                                23,742         24,585

                                              $343,415       $554,279








                         See accompanying notes.

<PAGE 3>

                         CANAL ELECTRIC COMPANY

                        CONDENSED BALANCE SHEETS

                  MARCH 31, 1999 AND DECEMBER 31, 1998

                     CAPITALIZATION AND LIABILITIES

                         (Dollars in thousands)

                                               March 31,   December 31,
                                                 1999          1998
                                              (Unaudited)
CAPITALIZATION
  Common Equity -
    Common stock, $25 par value -
      Authorized - 2,328,200 shares
      Outstanding - 1,523,200 shares,
        wholly-owned by Commonwealth
        Energy System (Parent)                $ 38,080       $ 38,080
    Amounts paid in excess of par value          8,321          8,321
    Retained earnings                           64,458        241,965
                                               110,859        288,366


CAPITAL LEASE OBLIGATIONS                       10,410         10,551

CURRENT LIABILITIES
  Other Current Liabilities -
    Accounts payable -
      Affiliates                               134,025        137,965
      Other                                      1,504         31,327
    Capital lease obligations                      567            568
    Accrued taxes and other                      3,544          3,339
                                               139,640        173,199

DEFERRED CREDITS
  Accumulated deferred income taxes             64,686         64,383
  Unamortized investment tax credits and other  17,820         17,780
                                                82,506         82,163

COMMITMENTS AND CONTINGENCIES
                                              $343,415       $554,279












                         See accompanying notes.

<PAGE 4>

                         CANAL ELECTRIC COMPANY

          CONDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS

           FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998


(Dollars in thousands - Unaudited)

                                              1999        1998

ELECTRIC OPERATING REVENUES
   Sales to affiliated companies          $  10,729     $28,920
   Sales to non-affiliated companies          1,519      19,327
                                             12,248      48,247

OPERATING EXPENSES
   Fuel used in production                      426      25,768
   Electricity purchased for resale             144         148
   Other operation and maintenance            3,064       8,718
   Depreciation                               1,711       5,039
   Taxes -
     Income                                   3,134       2,064
     Local property                             270         696
     Payroll and other                          194         217
                                              8,943      42,650

OPERATING INCOME                              3,305       5,597

OTHER INCOME
   Additional gain from sale of assets, net   6,533         -
   Other                                      1,506         129
                                              8,039         129

INCOME BEFORE INTEREST CHARGES               11,344       5,726

INTEREST CHARGES
   Long-term debt                               -         1,978
   Other interest charges                       (26)        178
                                                (26)      2,156

NET INCOME                                   11,370       3,570

RETAINED EARNINGS -
   Beginning of period                      241,965      53,130
   Dividends on common stock               (188,877)        -

RETAINED EARNINGS -
   End of period                          $  64,458     $56,700



                         See accompanying notes.

<PAGE 5>

                         CANAL ELECTRIC COMPANY

                   CONDENSED STATEMENTS OF CASH FLOWS

           FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

                   (Dollars in thousands - Unaudited)


                                                  1999          1998

OPERATING ACTIVITIES
  Net income                                   $ 11,370      $  3,570
  Additional gain from sale of assets           (10,750)          -
  Effects of noncash items -
    Depreciation and amortization                 2,277         5,614
    Deferred income taxes and investment
      tax credits, net                              244          (461)
    Earnings from corporate joint venture          (117)         (117)
  Dividends from corporate joint venture            118           107
  Change in working capital, exclusive of cash and
    cash equivalents, advances to affiliates and
    interim financing                           (14,100)        3,053
  All other operating items                       1,521            62
Net cash (used for) provided by operating activities  (9,437)  11,828

INVESTING ACTIVITIES
  Payments from affiliates                        6,775           -
  Additions to property, plant and equipment        (15)         (753)
Net cash provided by (used for) investing activities   6,760     (753)

FINANCING ACTIVITIES
  Payment of dividends                         (188,877)          -
  Reimbursement of transaction costs              4,483           -
  Payment of short-term borrowings                  -         (11,650)
  Advances from affiliates                          -             575
Net cash used for financing activities         (184,394)      (11,075)

Net change in cash and cash equivalents        (187,071)            -
Cash and cash equivalents at beginning of period 273,729           18
Cash and cash equivalents at end of period     $ 86,658      $     18



SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period for:
    Interest (net of capitalized amounts)      $    -        $  1,673
    Income taxes                               $  1,457      $    598








                         See accompanying notes.

<PAGE 6>

                         CANAL ELECTRIC COMPANY

                 NOTES TO CONDENSED FINANCIAL STATEMENTS

(1)  General Information

         Canal Electric Company (the Company) is a wholly-owned subsidiary of Commonwealth Energy System (the Parent). The Parent together with its subsidiaries is referred to as "COM/Energy." The Parent is an exempt public utility holding company under the provisions of the Public Utility Holding Company Act of 1935 and, in addition to its investment in the Company, has interests in other utility and several nonregulated compa-nies. In December 1998, the Parent signed an Agreement and Plan of Merger with BEC Energy, the parent company of Boston Edison Company, that will create an energy delivery company, that includes the Company, serving approximately 1.3 million customers located entirely within Massachusetts including more than one million electric customers in 81 communities and 240,000 gas customers in 51 communities.

         The Company is a wholesale electric generating company organized in 1902 under the laws of the Commonwealth of Massachusetts. On December 30, 1998, in response to the significant changes that have taken place in the utility industry, COM/Energy sold substantially all of its non-nuclear generating assets, including the Company's generating station, to affiliates of The Southern Company of Atlanta, Georgia. The Company's generating stations, located in Sandwich, Massachusetts consisted of two units: Canal Unit 1, wholly-owned by the Company; and Canal Unit 2, jointly-owned by the Company and Montaup Electric Company (Montaup) (an unaffiliated company). The Company also has a 3.52% interest in the Seabrook 1 nuclear power plant to provide a portion of the capacity and energy needs of Cambridge Electric Light Company (Cambridge) and Common-wealth Electric Company (Commonwealth). The Company also procures bulk electric power at the request of and for its affiliates thereby securing cost savings for their respective customers by planning for a power supply on a single system basis.

         The Company had 109 regular employees prior to the sale of Canal Units 1 and 2 on December 30, 1998; however, following the sale, the Company had no regular employees.

(2)  Significant Accounting Policies

         (a) Principles of Accounting

         The Company's significant accounting policies are described in Note 2 of Notes to Financial Statements included in its 1998 Annual Report on Form 10-K filed with the Securities and Exchange Commission. For interim reporting purposes, the Company follows these same basic accounting policies but considers each interim period as an integral part of an annual period and makes allocations of certain expenses to interim periods based upon estimates of such expenses for the year.

         The unaudited financial statements for the periods ended March 31, 1999 and 1998, reflect, in the opinion of the Company, all adjustments necessary to summarize fairly the results for such periods. In addition, certain prior period amounts are reclassified from time to time to

<PAGE 7>

                         CANAL ELECTRIC COMPANY

     conform with the presentation used in the current period's financial statements.

         Income tax expense is recorded using the statutory rates in effect applied to book income subject to tax recorded in the interim period.

         (b) Regulatory Assets

         The Company is regulated as to rates, accounting and other matters by various authorities, including the FERC and the Massachusetts Department of Telecommunications and Energy (DTE).

         Based on the current regulatory framework, the Company accounts for the economic effects of regulation in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." The Company has established various regulatory assets in cases where the FERC has permitted or is expected to permit recovery of specific costs over time. In the event the criteria for applying SFAS No. 71 are no longer met, the accounting impact would be an extraordinary, non-cash charge to opera-tions of an amount that could be material. Criteria that give rise to the discontinuance of SFAS No. 71 include: 1) increasing competition restricting the Company's ability to establish prices to recover specific costs, and 2) a significant change in the current manner in which rates are set by regulators from cost-based regulation to another form of regulation. These criteria are reviewed on a regular basis to ensure the continuing application of SFAS No. 71 is appropriate. Based on the current evaluation of the various factors and conditions that are expected to impact future cost recovery, the Company believes that its regulatory assets are probable of future recovery.

         The principal regulatory assets included in deferred charges were as follows:
                                           March 31,   December 31,
                                             1999          1998
                                           (Dollars in thousands)

        Deferred income taxes             $15,737       $15,737
        Seabrook related costs              2,728         3,008
                                          $18,465       $18,745

         In November 1997, the Commonwealth of Massachusetts enacted a comprehensive electric utility industry restructuring bill. On November 19, 1997, the Company, together with Cambridge and Commonwealth filed a restructuring plan with the DTE. The plan, approved by the DTE on February 27, 1998, provides that Commonwealth and Cambridge, beginning March 1, 1998, initiate a ten percent rate reduction for all customer classes and allow customers to choose their energy supplier. As part of the plan, the DTE authorized the recovery of certain strandable costs and provides that certain future costs may be deferred to achieve or maintain the rate reductions that the restructuring bill mandates. The legisla-tion gives the DTE the authority to determine the amount of strandable costs that will be eligible for recovery. Costs that will qualify as strandable costs and be eligible for recovery include, but are not limited to, certain above market costs associated with generation

<PAGE 8>

                         CANAL ELECTRIC COMPANY

     facilities, costs associated with long-term commitments to purchase power at above market prices from independent power producers and regulatory assets and associated liabilities related to the generation portion of the electric business.

         (c) Divestiture of Generation Assets

         The cost of transitioning to competition will be mitigated, in part, by the sale of COM/Energy's non-nuclear generating assets. On May 27, 1998, COM/Energy agreed to sell substantially all of its non-nuclear generating assets (984 MW) to affiliates of The Southern Company of Atlanta, Georgia. The sale was conducted through an auction process that was outlined in a restructuring plan filed with the DTE in November 1997 in conjunction with the state's industry restructuring legislation enact-ed in 1997. The sale was approved by the DTE on October 30, 1998 and by the FERC on November 12, 1998. Proceeds from the sale of the Company's non-nuclear generating assets, after construction-related adjustments at the closing that occurred on December 30, 1998, amounted to approximately $395 million or 6 times their book value of approximately $65.4 million. The proceeds from the sale, net of book value, transaction costs and certain other adjustments amounted to approximately $298 million and will be used to reduce transition costs of Cambridge and Commonwealth related to electric industry restructuring that otherwise would have been collected through a non-bypassable transition charge. An adjustment of $5.1 million was recorded in the first quarter of 1999 that reduces the book value to $60.3 million. The Company has determined that this transaction was not a taxable event because it provided no economic benefit to the Company.

         COM/Energy established Energy Investment Services, Inc. as the vehicle to invest the net proceeds from the sale of the Company's generation assets. These proceeds will be invested in a conservative portfolio of securities that is designed to maintain principal and earn a reasonable return. Both the principal amount and income earned will be used to reduce the transition costs that would otherwise be billed to customers of Cambridge and Commonwealth.

(3)  Commitments and Contingencies

         Construction

         The Company is engaged in a continuous construction program presently estimated at $9.7 million for the five-year period 1999 through 2003. Of that amount, $1.2 million is estimated for 1999. As of March 31, 1999, construction expenditures, including an allowance for funds used during construction were minimal. The Company expects to finance these expendi-tures with internally generated funds and short-term borrowings that are ultimately expected to be repaid with proceeds from the issuance of long-term debt and equity securities.

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

      A summary of the period to period changes in the principal items included in the Condensed Statements of Income for the three months ended March 31, 1999 and 1998 and unit sales for these periods is shown below:

                                                 Three Months
                                                Ended March 31,
                                                 1999 and 1998
                                              Increase (Decrease)
                                            (Dollars in thousands)

Electric Operating Revenues                  $(35,999)  (74.6)%

Operating Expenses -
   Fuel used in production                    (25,342)  (98.3)
   Electricity purchased for resale                (4)   (2.7)
   Other operation and maintenance             (5,654)  (64.9)
   Depreciation                                (3,328)  (66.0)
   Taxes -
     Federal and state income                   1,070    51.8
     Local property and other                    (449)  (49.2)
                                              (33,707)  (79.0)

Operating Income                               (2,292)  (41.0)

Other Income                                    7,910 6,131.8

Income Before Interest Charges                  5,618    98.1

Interest Charges                               (2,182) (101.2)

Net Income                                   $  7,800   218.5

Unit Sales (MWH) Decrease                  (1,240,050)  (93.7)


     The following is a summary of unit sales for the periods indicated:

                                 Unit Sales (MWH)
Three Months
   Ended         Unit 1    Unit 2     Seabrook 1    Total
March 31, 1999      -         -        82,892       82,892
March 31, 1998  895,231   356,160      71,551    1,322,942

<PAGE 10>

                         CANAL ELECTRIC COMPANY

Revenue, Fuel and Purchased Power

    Operating revenues for the first three months of 1999 decreased nearly
$36 million or 74.6%, due to the sale of the Company's Unit 1 and 2 generation facilities on December 30, 1998. The sale of these units was an integral part of COM/Energy's restructuring plan as approved by the DTE. The significant decrease in unit sales (93.7%) also reflects the absence of power from Units 1 and 2 following their sale. The change in unit sales also reflects the increased availability of Seabrook.

    The significant decrease in fuel used in production of $25.3 million, or 98.3%, during the quarter reflects the aforementioned sale of Units 1 and 2.

    Other Operating Expenses

    The decreases in other operation and maintenance of $5.7 million (64.9%) and depreciation of $3.3 million (66%) resulted from the sale of Units 1 and
2. Federal and state income taxes increased due to a higher level of pre-tax income. The decrease in local property and other taxes of $449,000 (49.2%) reflects lower property taxes ($426,000) and payroll and other taxes ($23,000) due to the sale of Units 1 and 2.

    Other Income

    The significant increase in other income during the quarter was primarily due to an additional gain, related to the sale of the Company's generating assets, that resulted from certain adjustments to the assets' book value ($5.1 million), and a reduction in transaction costs ($4.5 million) associated with the retirement of the Company's long-term debt in 1998. The increase in interest income ($1.4 million) related to advances to affiliates and short-term investments also had a positive impact on other income.

    Interest Charges

    The absence of interest charges for the current quarter resulted from the retirement of the Company's long and short-term debt with a portion of the proceeds from the sale of Units 1 and 2.

Forward-Looking Statements

    This discussion contains statements which, to the extent it is not a recitation of historical fact, constitute "forward-looking statements" and is intended to be subject to the safe harbor protection provided by the Private Securities Litigation Reform Act of 1995. A number of important factors affecting the Company's business and financial results could cause actual results to differ materially from those stated in the forward-looking state-ments. Those factors include developments in the legislative, regulatory and competitive environment, certain environmental matters, demands for capital expenditures and the availability of cash from various sources.

Merger with BEC Energy

    The electric utility industry has continued to change in response to legislative and regulatory mandates that are aimed at lowering prices for energy by creating a more competitive marketplace. These pressures have

<PAGE 11>

                         CANAL ELECTRIC COMPANY

resulted in an increasing trend in the electric industry to seek competitive advantages and other benefits through business combinations. On December 5, 1998, the Parent and BEC Energy (BEC), headquartered in Boston, Massachusetts, entered into an Agreement and Plan of Merger (the Merger Agreement). Pursuant to the Merger Agreement, COM/Energy and BEC will be merged into a new holding company to be known as NSTAR. The merger is expected to occur shortly after the satisfaction of certain conditions, including the receipt of certain regulatory approvals including that of the DTE. The regulatory approval process is expected to be completed during the second half of 1999.

    The merger will create an energy delivery company serving approximately
1.3 million customers located entirely within Massachusetts, including more than one million electric customers in 81 communities and 240,000 gas custom-ers in 51 communities.

    Shareholder votes on the merger will be held as part of each of COM/Energy's and BEC's annual shareholder meetings scheduled for June 24, 1999. The Merger Agreement may be terminated under certain circumstances, including by any party if the merger is not consummated by December 5, 1999, subject to an automatic extension of six months if the requisite regulatory approvals have not yet been obtained by such date. The merger will be accounted for using the purchase method of accounting.

    Upon effectiveness of the merger, Thomas J. May, BEC's current Chairman, President and Chief Executive Officer (CEO), will become the Chairman and CEO of NSTAR. Russell D. Wright, COM/Energy's current President and CEO, will become the President and Chief Operating Officer of NSTAR and will serve on NSTAR's board of trustees. Also, upon effectiveness of the merger, NSTAR's board of trustees will consist of COM/Energy's and BEC's current trustees.

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

    COM/Energy, on a coordinated basis and with the assistance of RCG Informa-tion Technologies and other consultants, is addressing the Year 2000 issue. COM/Energy has followed a five-phase process in its Year 2000 compliance efforts, as follows: Awareness (through a series of internal announcements to employees and through contacts with vendors); Inventory (all computers, applications and embedded systems that could potentially be affected by the Year 2000 problem); Assessment (all applications or components and the impact on overall business operations and a plan to correct deficiencies and the cost to do so); Remediation (the modification, upgrade or replacement of deficient hardware and software applications and infrastructure modifications); and Testing (a detailed, comprehensive testing program for the modified critical component, system or software that involves the planning, execution and analysis of results).

    COM/Energy's inventory phase required an assessment of all date sensitive information and transaction processing computer systems and determined that

<PAGE 12>

                         CANAL ELECTRIC COMPANY

approximately 90% of its software systems needed some modifications or replacement. Plans were developed and are being implemented to correct and test all affected systems, with priorities assigned based on the importance of the activity. COM/Energy has identified the software and hardware installa-tions that are necessary. All installations are expected to be completed and tested by mid-1999.

    COM/Energy has also inventoried its non-information technology systems that may be date sensitive (facilities, electric and gas operations, energy supply/production and distribution) that use embedded technology such as micro-controllers and micro-processors. COM/Energy has completed its assess-ment of these non-information technology systems and determined that 20% of these systems required remediation or replacement. COM/Energy is approximate-ly 94% complete in its efforts to resolve non-compliance with Year 2000 requirements related to these systems and anticipates that these systems will be updated or replaced and tested by mid-1999.

    At present, the remediation phase for information technology as it applies to hardware and non-technology issues is scheduled for completion by June 1, 1999. The testing phase for Year 2000 compliance is approximately 85% complete and is scheduled to be concluded by June 30, 1999. All other phases are complete.

    Modifying and testing COM/Energy's information and transaction processing systems from 1996 through 2000 is currently expected to cost approximately $9.85 million, including approximately $900,000, $3.1 million and $1.9 million incurred through 1997, 1998 and the first quarter of 1999, respectively. Approximately $3.95 million is expected to be spent in the remainder of 1999 and in 2000. Year 2000 costs have been expensed as incurred and will continue to be funded from operations.

    In addition to its internal efforts, COM/Energy has initiated formal communications with its significant suppliers to determine the extent to which COM/Energy may be vulnerable to its suppliers' failure to correct their own Year 2000 issues. As of April 1, 1999, COM/Energy has received responses from approximately 82% of those entities contacted, and nearly all have indicated that they are or will be Year 2000 compliant. Failure of COM/Energy's significant suppliers to address Year 2000 issues could have a material adverse effect on COM/Energy's operations, although it is not possible at this time to quantify the amount of business that might be lost or the costs that could be incurred by COM/Energy. Contact with significant vendors is continu-ing and inadequate or marginal responses are being pursued by COM/Energy. COM/Energy is prepared to replace certain suppliers or to initiate other contingency plans should these vendors not respond to COM/Energy's satisfac-tion by July 1, 1999.

    In addition, parts of the global infrastructure, including national banking systems, electrical power grids, gas pipelines, transportation facilities, communications and governmental activities, may not be fully functional after 1999. Infrastructure failures could significantly reduce COM/Energy's ability to acquire energy and its ability to serve its customers as effectively as they are now being served. COM/Energy is identifying

<PAGE 13>

                         CANAL ELECTRIC COMPANY

elements of the infrastructure that are critical to its operations and is obtaining information as to the expected Year 2000 readiness of these ele-ments.

    COM/Energy has started its contingency planning for critical operational areas that might be effected by the Year 2000 issue if compliance by COM/Energy is delayed. COM/Energy's gas and electric operations currently have emergency operating plans as well as information technology disaster recovery plans as components of its standard operating procedures. These plans will be enhanced to identify potential Year 2000 risks to normal operations and the appropriate reaction to these potential failures including contingency plans that may be required for any third parties that fail to achieve Year 2000 compliance. All necessary contingency plans are expected to be completed by June 30, 1999, although in certain cases, especially infra-structure failures, there may be no practical alternative course of action available to COM/Energy.

    COM/Energy is working with other energy industry entities, both regionally and nationally with respect to Year 2000 readiness and is cooperating in the development of local and wide-scale contingency planning.

    While COM/Energy believes its efforts to address the Year 2000 issue will allow it to be successful in avoiding any material adverse effect on COM/Energy's operations or financial condition, it recognizes that failing to resolve Year 2000 issues on a timely basis would, in a "most reasonably likely worst case scenario," significantly limit its ability to acquire and distrib-ute energy and process its daily business transactions for a period of time, especially if such failure is coupled with third party or infrastructure failures. Similarly, COM/Energy could be significantly effected by the failure of one or more significant suppliers, customers or components of the infrastructure to conduct their respective operations after 1999. Adverse affects on COM/Energy could include, among other things, business disruption, increased costs, loss of business and other similar risks.

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

        None.

Item 5. Other Information

        None.

Item 6. Exhibits and Reports on Form 8-K

    (a) Exhibits

        Exhibit 27 - Financial Data Schedule

        Filed herewith as Exhibit 1 is the Financial Data Schedule for the three months ended March 31, 1999.

        Filed herewith as Exhibit 2 is the restated Financial Data Schedule for the year ended December 31, 1998.

    (b) Reports on Form 8-K

        One report on Form 8-K was filed during the three months ended March 31, 1999. The report dated January 14, 1999 relates to an event that occurred on December 30, 1998 regarding the sale of substantially all of the Company's non-nuclear generating assets.

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



Date:  May 17, 1999