Form 10-Q
period 1999-06-30
CANAL ELECTRIC CO
filed 1999-08-16
CIK 16906

<PAGE 1>


               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                         Washington, D. C. 20549-1004

                                   Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1999

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

                                                     Outstanding at
           Class of Common Stock                     August 1, 1999

        Common Stock, $25 par value                 1,523,200 shares

The Company meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q as a wholly-owned subsidiary and is therefore filing this Form with the reduced disclosure format.

<PAGE 2>

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                            CANAL ELECTRIC COMPANY

                           CONDENSED BALANCE SHEETS

                      JUNE 30, 1999 AND DECEMBER 31, 1998

                                    ASSETS

                            (Dollars in thousands)



                                                    June 30,     December 31,
                                                      1999           1998
                                                   (Unaudited)

PROPERTY, PLANT AND EQUIPMENT, at original cost    $266,351        $265,612
  Less -  Accumulated depreciation and
          amortization                               76,627          77,081
                                                    189,724         188,531
  Add  -  Construction work in progress               2,187           1,852
          Nuclear fuel in process                     1,702           1,568
                                                    193,613         191,951

INVESTMENTS
  Equity in corporate joint venture                   2,756           2,800

CURRENT ASSETS
  Cash and cash equivalents                              18         258,944
  Advances to affiliates                                -            42,235
  Accounts receivable-
    Affiliates                                        4,230          13,642
    Other                                               914           9,736
  Inventories                                         1,213           1,268
  Prepaid income taxes                                8,500           7,575
  Other                                                 977           1,543
                                                     15,852         334,943

DEFERRED CHARGES
  Regulatory assets                                  18,134          18,745
  Other                                               5,817           5,840
                                                     23,951          24,585

                                                   $236,172        $554,279







                            See accompanying notes.

<PAGE 3>

                            CANAL ELECTRIC COMPANY

                           CONDENSED BALANCE SHEETS

                      JUNE 30, 1999 AND DECEMBER 31, 1998

                        CAPITALIZATION AND LIABILITIES

                            (Dollars in thousands)

                                                    June 30,     December 31,
                                                      1999           1998
                                                   (Unaudited)
CAPITALIZATION
  Common Equity -
    Common stock, $25 par value -
      Authorized - 2,328,200 shares
      Outstanding - 1,523,200 shares,
        wholly-owned by Commonwealth
        Energy System (Parent)                     $ 38,080        $ 38,080
    Amounts paid in excess of par value               8,321           8,321
    Retained earnings                                56,464         241,965
                                                    102,865         288,366



CAPITAL LEASE OBLIGATIONS                            10,269          10,551

CURRENT LIABILITIES
  Interim Financing -
    Notes payable to banks                           27,875             -
    Advances from affiliates                          4,515             -
                                                     32,390             -
  Other Current Liabilities -
    Accounts payable -
      Affiliates                                        339         137,965
      Other                                           3,866          31,327
  Capital lease obligations                             566             568
  Accrued taxes and other                             3,470           3,339
                                                      8,241         173,199
                                                     40,631         173,199
DEFERRED CREDITS
  Accumulated deferred income taxes                  64,867          64,383
  Unamortized investment tax credits and other       17,540          17,780
                                                     82,407          82,163

COMMITMENTS AND CONTINGENCIES
                                                   $236,172        $554,279



                            See accompanying notes.

<PAGE 4>

                            CANAL ELECTRIC COMPANY

             CONDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS

           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998

                            (Dollars in thousands)
                                  (Unaudited)
                                      Three Months Ended    Six Months Ended
                                        1999      1998        1999     1998

ELECTRIC OPERATING REVENUES            11,385    42,371      23,633    90,618

OPERATING EXPENSES
  Fuel used in production                 214    17,942         640    43,710
  Electricity purchased for resale        125       133         269       281
  Other operation and maintenance       3,497    11,088       6,561    19,806
  Depreciation                          1,748     5,038       3,459    10,077
  Taxes -
    Income                              2,173     2,012       5,307     4,076
    Local property                        270       604         540     1,300
    Payroll and other                      49       200         243       417
                                        8,076    37,017      17,019    79,667

OPERATING INCOME                        3,309     5,354       6,614    10,951

OTHER INCOME
  Additional gain from sale
    of assets, net                        -         -         6,533       -
  Other                                   248       223       1,754       352
                                          248       223       8,287       352

INCOME BEFORE INTEREST CHARGES          3,557     5,577      14,901    11,303

INTEREST CHARGES
  Long-term debt                          -       1,976         -       3,954
  Other interest charges                  296       120         270       298
                                          296     2,096         270     4,252

NET INCOME                              3,261     3,481      14,631     7,051

RETAINED EARNINGS -
  Beginning of period                  64,458    56,700     241,965    53,130
  Dividends on common stock           (11,255)   (4,036)   (200,132)   (4,036)

RETAINED EARNINGS -
  End of period                       $56,464   $56,145    $ 56,464  $ 56,145







                            See accompanying notes.

<PAGE 5>

                            CANAL ELECTRIC COMPANY

                      CONDENSED STATEMENTS OF CASH FLOWS

                FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998

                            (Dollars in thousands)
                                  (Unaudited)


                                                          1999           1998

OPERATING ACTIVITIES
  Net income                                           $  14,631       $7,051
  Additional gain from sale of assets                    (10,750)         -
  Effects of noncash items -
   Depreciation and amortization                           4,526       11,220
   Deferred income taxes and investment
     tax credits, net                                        355         (900)
   Earnings from corporate joint venture                    (140)        (223)
  Dividends from corporate joint venture                     184          240
  Change in working capital, exclusive of cash and
   cash equivalents, advances to affiliates and
   interim financing                                    (147,028)       3,313
  All other operating items                                  528         (661)
Net cash provided by (used for) operating activities    (137,694)      20,040

INVESTING ACTIVITIES
  Payments from affiliates                                42,235          -
  Additions to property, plant and equipment                (208)      (2,089)
Net cash provided by (used for)
  investing activities                                    42,027       (2,089)

FINANCING ACTIVITIES
  Proceeds from (payment of) short-term borrowings        27,875      (19,475)
  Payment of dividends                                  (200,132)      (4,036)
  Reimbursement of transaction costs                       4,483          -
  Advances from affiliates                                 4,515        5,660
Net cash used for financing activities                  (163,259)     (17,951)

Net decrease in cash and cash equivalents               (258,926)         -
Cash and cash equivalents at beginning of period         258,944           18
Cash at end of period                                  $      18      $    18


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period for:
   Interest (net of capitalized amounts)               $     257      $ 4,111
   Income taxes                                        $   5,908      $ 4,779







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

         The Company is a wholesale electric generating company organized in 1902 under the laws of the Commonwealth of Massachusetts. On December 30, 1998, in response to the significant changes that have taken place in the utility industry, COM/Energy sold substantially all of its non-nuclear generating assets, including the Company's generating station, to affiliates of The Southern Company of Atlanta, Georgia. The Company's generating stations, located in Sandwich, Massachusetts consisted of two units: Canal Unit 1, wholly-owned by the Company; and Canal Unit 2, jointly-owned by the Company and Montaup Electric Company (Montaup) (an unaffiliated company). The Company continues to have a 3.52% interest in the Seabrook 1 nuclear power plant to provide a portion of the capacity and energy needs of Cambridge Electric Light Company (Cambridge) and Commonwealth Electric Company (Commonwealth).

         The Company had 109 regular employees prior to the sale of Canal Units 1 and 2 on December 30, 1998; however, following the sale, the Company no longer has any employees.

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

         The unaudited financial statements for the periods ended June 30, 1999 and 1998, reflect, in the opinion of the Company, all adjustments necessary to summarize fairly the results for such periods. In addition, certain prior period amounts are reclassified from time to time to conform with the presentation used in the current period's financial statements.

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

         The principal regulatory assets included in deferred charges were as follows:
                                               June 30,     December 31,
                                                 1999           1998
                                               (Dollars in thousands)

        Deferred income taxes                 $15,737        $15,737
        Seabrook related costs                  2,397          3,008
                                              $18,134        $18,745

         In November 1997, the Commonwealth of Massachusetts enacted a comprehensive electric utility industry restructuring bill. On November 19, 1997, the Company, together with Cambridge and Commonwealth filed a restructuring plan with the DTE. The plan, approved by the DTE on February 27, 1998, provides that Commonwealth and Cambridge, beginning March 1, 1998, initiate a ten percent rate reduction for all customer classes and allow customers to choose their energy supplier. As part of the plan, the DTE authorized the recovery of certain strandable costs and provides that certain future costs may be deferred to achieve or maintain the rate reductions that the restructuring bill mandates. The legisla-tion gives the DTE the authority to determine the amount of strandable costs that is eligible for recovery. Costs that qualify as strandable costs and are eligible for recovery include, but are not limited to, certain above market costs associated with generation

<PAGE 8>

                            CANAL ELECTRIC COMPANY

     facilities, costs associated with long-term commitments to purchase power at above market prices from independent power producers and regulatory assets and associated liabilities related to the generation portion of the electric business.

         (c) Divestiture of Generation Assets

         The cost of transitioning to competition will be mitigated, in part, by the sale of COM/Energy's non-nuclear generating assets. On May 27, 1998, COM/Energy agreed to sell substantially all of its non-nuclear generating assets (984 MW) to affiliates of The Southern Company of Atlanta, Georgia. The sale was conducted through an auction process that was outlined in a restructuring plan filed with the DTE in November 1997 in conjunction with the state's industry restructuring legislation enact-ed in 1997. The sale was approved by the DTE on October 30, 1998 and by the FERC on November 12, 1998. Proceeds from the sale of the Company's non-nuclear generating assets, after construction-related adjustments at the closing that occurred on December 30, 1998, amounted to approximately $395 million or 6 times their book value of approximately $65.4 million. The proceeds from the sale, net of book value, transaction costs and certain other adjustments amounted to approximately $298 million and will be used to reduce transition costs of Cambridge and Commonwealth related to electric industry restructuring that otherwise would have been collected through a non-bypassable transition charge. An adjustment of $5.1 million was recorded in the first quarter of 1999 that reduced the book value to $60.3 million. The Company has determined that this transaction was not a taxable event because it provided no economic benefit to the Company.

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

(3)  Commitments and Contingencies

         Construction

         The Company is engaged in a continuous construction program presently estimated at $9.7 million for the five-year period 1999 through 2003. Of that amount, $1.2 million is estimated for 1999. As of June 30, 1999, construction expenditures, including an allowance for funds used during construction were minimal. The Company expects to finance these expendi-tures with internally generated funds and short-term borrowings that are ultimately expected to be repaid with proceeds from the issuance of long-term debt and equity securities.

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

     A summary of the period to period changes in the principal items included in the Condensed Statements of Income for the three and six months ended June 30, 1999 and 1998 and unit sales for these periods is shown below:

                                  Three Months Ended     Six Months Ended
                                        June 30,              June 30,
                                     1999 and 1998         1999 and 1998
                                            Increase (Decrease)
                                          (Dollars in thousands)

Electric Operating Revenues         $(30,986)  (73.1)%   $(66,985)  (73.9)%

Operating Expenses -
  Fuel used in production            (17,728)  (98.8)     (43,070)  (98.5)
  Electricity purchased
    for resale                            (8)   (6.0)         (12)   (4.3)
  Other operation and maintenance     (7,591)  (68.5)     (13,245)  (66.9)
  Depreciation                        (3,290)  (65.3)      (6,618)  (65.7)
  Taxes -
    Federal and state income             161     8.0        1,231    30.2
    Local property and other            (485)  (60.3)        (934)  (54.4)
                                     (28,941)  (78.2)     (62,648)  (78.6)

Operating Income                      (2,045)  (38.2)      (4,337)  (39.6)

Other Income                              25    11.2        7,935 2,254.3

Income Before Interest Charges        (2,020)  (38.2)      (4,337)  (39.6)

Interest Charges                      (1,800)  (85.9)      (3,982)  (93.7)

Net Income                          $   (220)    6.3     $  7,580   107.5

Unit Sales (MWH) Decrease           (950,298)  (95.7)  (2,120,349)  (94.4)


                             Three Months Ended        Six Months Ended
                                   June 30,               June 30,
MWH Unit Sales                 1999        1998        1999        1998

Canal Unit 1                      -       495,880          -     1,391,111
Canal Unit 2                      -       357,394          -       713,554
Seabrook 1                     42,652      69,676      125,544     141,228
                               42,652     992,950      125,544   2,245,893

<PAGE 10>

                            CANAL ELECTRIC COMPANY

Revenue, Fuel and Purchased Power

    Operating revenues for the three and six months ended June 30, 1999 decreased $31 million (73.1%) and $67 million (73.9%), respectively, due to the sale of the Company's Unit 1 and 2 generation facilities on December 30, 1998. The sale of these units was an integral part of COM/Energy's restruc-turing plan as approved by the DTE. The significant decrease in unit sales results from the absence of power from Units 1 and 2 following their sale.
The change in unit sales also reflects the decreased availability of Seabrook.

    The significant decline in fuel used in production of $17.7 million (98.8%) and $43.1 million (98.5%) during the current three and six-month periods reflects the aforementioned sale of Units 1 and 2.

    Other Operating Expenses

    The decreases in other operation and maintenance and depreciation for the three and six months ended June 30, 1999 resulted from the sale of Units 1 and
2. Federal and state income taxes increased in both current periods due to a higher level of pre-tax income. The decrease for the current quarter and six-month periods in local property and other taxes reflects lower property taxes ($334,000 and $760,000) and payroll and other taxes ($153,000 and $176,000), respectively, due to the sale of Units 1 and 2.

    Other Income

    The significant increase in other income during the six-month period was primarily due to an additional gain, related to the sale of the Company's generating assets, that resulted from certain adjustments to the assets' book value ($5.1 million), and a reduction in transaction costs ($4.5 million) associated with the retirement of the Company's long-term debt in 1998. The increase in interest income ($200,000 and $1.6 million) related to advances to affiliates and short-term investments also had a positive impact on other income in the three and six-month periods, respectively.

    Interest Charges

    The significant decline in total interest charges for the current quarter and six-month period resulted from the retirement of the Company's long-term debt with a portion of the proceeds from the sale of Units 1 and 2.

Merger with BEC Energy

    The electric utility industry has continued to change in response to legislative and regulatory mandates that are aimed at lowering prices for energy by creating a more competitive marketplace. These pressures have resulted in an increasing trend in the electric industry to seek competitive advantages and other benefits through business combinations. On December 5, 1998, COM/Energy and BEC Energy (BEC), headquartered in Boston, Massachusetts, entered into an Agreement and Plan of Merger (the Merger Agreement). Pursuant to the Merger Agreement, COM/Energy and BEC will be merged into a new holding company to be known as NSTAR. The merger will create an energy delivery company serving approximately 1.3 million customers located entirely within Massachusetts, including more than one million electric customers in 81 communities and 240,000 gas customers in 51 communities. The merger is

<PAGE 11>

                            CANAL ELECTRIC COMPANY

expected to occur shortly after the satisfaction of certain conditions, including the receipt of the required approvals. On June 24, 1999, common shareholders of COM/Energy and BEC approved the merger. On June 30, 1999, the FERC approved the merger. On July 27, 1999, the DTE approved the rate plan filed by the retail utility subsidiaries of the two companies that is an integral part of the merger. On August 16, 1999, the Massachusetts Attorney General's Office and a group of four intervenors filed appeals of the DTE's rate plan order with the Massachusetts Supreme Judicial Court. Significant elements of the rate plan include a four-year distribution rate freeze for each of the NSTAR retail utility subsidiaries and the recovery of all merger-related costs including an acquisition premium of approximately $516 million. On August 11, 1999, the Nuclear Regulatory Commission approved the transfer of control of the Company's interest in the Seabrook nuclear generating plant from COM/Energy to NSTAR. The remaining merger approval from the Securities and Exchange Commission is expected to be issued in August.

    The Merger Agreement may be terminated under certain circumstances, including by any party if the merger is not consummated by December 5, 1999, subject to an automatic extension of six months if the requisite regulatory approvals have not yet been obtained by such date. The merger will be accounted for as an acquisition of COM/Energy by BEC using the purchase method of accounting.

    Upon effectiveness of the merger, Thomas J. May, BEC's current Chairman, President and Chief Executive Officer (CEO), will become the Chairman and CEO of NSTAR. Russell D. Wright, COM/Energy's current President and CEO, will become the President and Chief Operating Officer of NSTAR and will serve on NSTAR's board of trustees. Also, upon effectiveness of the merger, NSTAR's board of trustees will consist of the Parent's and BEC's current trustees.

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

    COM/Energy, on a coordinated basis and with the assistance of RCG Infor-mation Technologies and other consultants, is addressing the Year 2000 issue. COM/Energy has followed a five-phase process in its Year 2000 compliance efforts, as follows: Awareness (through a series of internal announcements to employees and through contacts with vendors); Inventory (all computers, applications and embedded systems that could potentially be affected by the Year 2000 problem); Assessment (all applications or components and the impact on overall business operations and a plan to correct deficiencies and the cost to do so); Remediation (the modification, upgrade or replacement of deficient hardware and software applications and infrastructure modifications); and Testing (a detailed, comprehensive testing program for the modified critical component, system or software that involves the planning, execution and analysis of results).

    COM/Energy's inventory phase required an assessment of all date sensitive

<PAGE 12>

                            CANAL ELECTRIC COMPANY

information and transaction processing computer systems and determined that approximately 90% of its software systems needed some modifications or replacement. Plans were developed, implemented, and all of these systems have been modified, upgraded or replaced. COM/Energy is currently at a 98% completion level in its five-phase process for all systems, with completion of the last stages of its extensive testing process for the final six systems expected by September 30, 1999.

    COM/Energy has also inventoried its non-information technology systems that may be date sensitive (facilities, electric and gas operations, energy supply/production and distribution) that use embedded technology such as micro-controllers and micro-processors. COM/Energy has completed its assess-ment of these non-information technology systems and determined that 20% of these systems required remediation or replacement. COM/Energy has reported to the North American Electric Reliability Council (NERC) that it met the NERC target date of June 30, 1999 for 100% readiness of all its mission critical components required for the continued safe and reliable delivery of electrici-ty into the Year 2000. COM/Energy's gas and other operations are also at a 100% completion level for all mission critical issues regarding Year 2000 readiness. Overall, the non-information technology systems are at a 99% completion level, with the final items scheduled for completion by August 31, 1999.

    Modifying and testing COM/Energy's information and transaction processing systems from 1996 through 2000 is currently expected to cost approximately $10.2 million, including approximately $900,000, $3.1 million and $3.2 million incurred through 1997, 1998 and the first half of 1999, respectively. Approximately $3 million is expected to be spent during the remainder of 1999 and in 2000. Year 2000 costs have been expensed as incurred and will continue to be funded from operations.

    In addition to its internal efforts, COM/Energy has initiated formal communications with its significant suppliers to determine the extent to which COM/Energy may be vulnerable to its suppliers' failure to correct their own Year 2000 issues. COM/Energy has ranked its vendors in terms of importance, and as of June 30, 1999 has received adequate responses from 100% of its "critical" and "high" rated vendors. Failure of COM/Energy's significant suppliers to address Year 2000 issues could have a material adverse effect on COM/Energy's operations, although it is not possible at this time to quantify the amount of business that might be lost or the costs that could be incurred by COM/Energy. Contact with all other vendors is continuing and inadequate responses are being pursued by COM/Energy. COM/Energy is prepared to replace certain suppliers or to initiate other contingency plans for any vendor not responding to COM/Energy's satisfaction.

    In addition, parts of the global infrastructure, including national banking systems, electrical power grids, gas pipelines, transportation facilities, communications and governmental activities, may not be fully functional after 1999. Infrastructure failures could significantly reduce COM/Energy's ability to acquire energy and its ability to serve its customers as effectively as they are now being served. COM/Energy has identified the elements of the infrastructure that are critical to its operations and has requested and obtained information as to the expected Year 2000 readiness of these elements.

<PAGE 13>

                            CANAL ELECTRIC COMPANY

    COM/Energy has completed the development of its Year 2000 contingency plans for all operational areas that may be effected by Year 2000 issues. COM/Energy's gas and electric operations currently have emergency operating plans, as well as information technology disaster recovery plans, as compo-nents of their standard operating procedures. These plans have been enhanced, identifying potential Year 2000 risks to normal operations and the appropriate response to these potential failures. These plans also include actions to be taken in the event of third party and infrastructure failures with regard to the Year 2000 event, although in certain cases, there may be no practical alternative course of action available to COM/Energy. The implementation of the contingency plans will continue throughout the remainder of 1999.

    COM/Energy is working with other energy industry entities, both regional-ly and nationally, with respect to Year 2000 readiness and is cooperating in the development of local and wide-scale contingency planning.

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

    The foregoing discussion regarding Year 2000 project timing, effective-ness, implementation and costs includes forward-looking statements that are based on management's current evaluation using available information. Factors that might cause material changes include,but are not limited to, the avail-ability of key Year 2000 personnel, the readiness of third parties, and COM/Energy's ability to respond to unforeseen Year 2000 complications.

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

        None.

Item 5. Other Information

        None.

Item 6. Exhibits and Reports on Form 8-K

   (a)  Exhibits

        Exhibit 27 - Financial Data Schedule

        Filed herewith as Exhibit 1 is the Financial Data Schedule for the six months ended June 30, 1999.

   (b)  Reports on Form 8-K

        No reports on Form 8-K were filed for the three months ended June 30, 1999.

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



Date:  August 16, 1999