Form 10-Q
period 1999-09-30
CANAL ELECTRIC CO
filed 1999-11-15
CIK 16906

<PAGE 1>


               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                         Washington, D. C. 20549-1004

                                   Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1999

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                 to

                        Commission file number 2-30057

                             CANAL ELECTRIC COMPANY
            (Exact name of registrant as specified in its charter)

        Massachusetts                                        04-1733577
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)

800 Boylston Street, Boston, Massachusetts                     02199
 (Address of principal executive offices)                   (Zip Code)

                                (617) 424-2000
             (Registrant's telephone number, including area code)

                One Main Street, Cambridge, Massachusetts 02142
     (Former name, address and fiscal year, if changed since last report.)

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

                                                    Outstanding at
           Class of Common Stock                   November 1, 1999

        Common Stock, $25 par value                1,523,200 shares

The Company meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q as a wholly-owned subsidiary and is therefore filing this Form with the reduced disclosure format.

<PAGE 2>

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                            CANAL ELECTRIC COMPANY

                           CONDENSED BALANCE SHEETS

                   SEPTEMBER 30, 1999 AND DECEMBER 31, 1998

                                    ASSETS

                            (Dollars in thousands)
(Unaudited)


                                                 September 30,  December 31,
                                                     1999           1998

PROPERTY, PLANT AND EQUIPMENT, at original cost    $265,209        $265,612
  Less -  Accumulated depreciation and
          amortization                               77,633          77,081
                                                    187,576         188,531
  Add  -  Construction work in progress               2,420           1,852
          Nuclear fuel in process                     1,730           1,568
                                                    191,726         191,951

INVESTMENTS
  Equity in corporate joint venture                   2,862           2,800

CURRENT ASSETS
  Cash and cash equivalents                             183         258,944
  Advances to affiliates                                -            42,235
  Accounts receivable-
    Affiliates                                        2,765          13,642
    Other                                             1,382           9,736
  Inventories, at average cost                        1,225           1,268
  Prepaid income taxes                               18,173           7,575
  Other                                                 849           1,543
                                                     24,577         334,943

DEFERRED CHARGES
  Regulatory assets                                  17,655          18,745
  Other                                               4,956           5,840
                                                     22,611          24,585

                                                   $241,776        $554,279







  The accompanying notes are an integral part of these financial statements.

<PAGE 3>

                            CANAL ELECTRIC COMPANY

                           CONDENSED BALANCE SHEETS

                   SEPTEMBER 30, 1999 AND DECEMBER 31, 1998

                        CAPITALIZATION AND LIABILITIES

                            (Dollars in thousands)
(Unaudited)

                                                 September 30,  December 31,
                                                     1999           1998
CAPITALIZATION
  Common Equity -
    Common stock, $25 par value -
      Authorized - 2,328,200 shares
      Outstanding - 1,523,200 shares               $ 38,080        $ 38,080
    Amounts paid in excess of par value               8,321           8,321
    Retained earnings                                54,998         241,965
                                                    101,399         288,366



CAPITAL LEASE OBLIGATIONS                            10,128          10,551

CURRENT LIABILITIES
  Interim Financing -
    Notes payable to banks                           18,125             -
    Advances from affiliates                         21,235             -
                                                     39,360             -
  Other Current Liabilities -
    Accounts payable -
      Affiliates                                      2,761         137,965
      Other                                           1,997          31,327
  Capital lease obligations                             565             568
  Accrued taxes and other                             3,850           3,339
                                                      9,173         173,199
                                                     48,533         173,199
DEFERRED CREDITS
  Accumulated deferred income taxes                  65,112          64,383
  Unamortized investment tax credits and other       16,604          17,780
                                                     81,716          82,163

COMMITMENTS AND CONTINGENCIES
                                                   $241,776        $554,279



  The accompanying notes are an integral part of these financial statements.

<PAGE 4>

                            CANAL ELECTRIC COMPANY

             CONDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS

        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

                            (Dollars in thousands)
                                  (Unaudited)
                                      Three Months Ended    Nine Months Ended
                                        1999      1998       1999      1998

ELECTRIC OPERATING REVENUES            10,656    44,203     34,289    134,821

OPERATING EXPENSES
  Fuel used in production                 451    22,661      1,091     66,371
  Electricity purchased for resale        124       136        393        417
  Other operation and maintenance       2,539     8,359      9,100     28,165
  Depreciation                          1,785     5,039      5,244     15,116
  Taxes -
    Income                              1,046     1,863      6,353      5,939
    Local property                        270       724        810      2,024
    Payroll and other                      43       177        286        594
                                        6,258    38,959     23,277    118,626

OPERATING INCOME                        4,398     5,244     11,012     16,195

OTHER INCOME
  Additional gain from sale
    of assets, net                       (270)      -        6,263        -
  Other                                (2,108)       51       (354)       403
                                       (2,378)       51      5,909        403

INCOME BEFORE INTEREST CHARGES          2,020     5,295     16,921     16,598

INTEREST CHARGES
  Long-term debt                          -       1,979        -        5,933
  Other interest charges                  440        49        710        347
                                          440     2,028        710      6,280

NET INCOME                              1,580     3,267     16,211     10,318

RETAINED EARNINGS -
  Beginning of period                  56,464    56,145    241,965     53,130
  Dividends paid to parent             (3,046)   (2,895)  (203,178)    (6,931)

RETAINED EARNINGS -
  End of period                       $54,998   $56,517   $ 54,998   $ 56,517







  The accompanying notes are an integral part of these financial statements.

<PAGE 5>

                            CANAL ELECTRIC COMPANY

                      CONDENSED STATEMENTS OF CASH FLOWS

             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

                            (Dollars in thousands)
                                  (Unaudited)


                                                         1999           1998

OPERATING ACTIVITIES
 Net income                                           $  16,211      $10,318
 Additional gain from sale of assets                    (10,306)         -
 Effects of noncash items -
   Depreciation and amortization                          7,001       16,861
   Deferred income taxes and investment
     tax credits, net                                       497       (1,347)
   Earnings from corporate joint venture                   (332)        (337)
 Dividends from corporate joint venture                     270          584
 Change in working capital, exclusive of cash,
   cash equivalents, advances to affiliates and
   interim financing                                   (154,656)       5,201
 All other operating items                                  406       (1,539)
Net cash (used for) provided by operating activities   (140,909)      29,741

INVESTING ACTIVITIES
 Payments from affiliates                                42,235          -
 Additions to property, plant and equipment                (752)      (4,756)
Net cash provided by (used for)
 investing activities                                    41,483       (4,756)

FINANCING ACTIVITIES
 Proceeds from (payment of) short-term borrowings        18,125      (20,100)
 Payment of dividends                                  (203,178)      (6,931)
 Reimbursement of transaction costs                       4,483          -
 Sinking fund payments                                      -           (350)
 Advances from affiliates                                21,235        2,400
Net cash used for financing activities                 (159,335)     (24,981)

Net increase (decrease) in cash and cash equivalents   (258,761)           6
Cash and cash equivalents at beginning of period        258,944           18
Cash at end of period                                 $     183      $    24


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 Cash paid during the period for:
   Interest (net of capitalized amounts)              $     699      $ 5,659
   Income taxes                                       $  16,461      $ 8,981





  The accompanying notes are an integral part of these financial statements.

<PAGE 6>

                            CANAL ELECTRIC COMPANY

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

(1) General Information

        Canal Electric Company (the Company) is a wholly-owned subsidiary of NSTAR. NSTAR is the new holding company that was formed, effective August 25, 1999, after receipt of all necessary approvals and upon completion of a merger transaction between Commonwealth Energy System (COM/Energy, formerly the parent of the Company) and BEC Energy (formerly the parent company of Boston Edison Company). The merger creates an energy delivery company, that includes the Company, serving approximately
    1.3 million customers located in Massachusetts including more than one million electric customers in 81 communities and 240,000 gas customers in 51 communities. NSTAR is an exempt public utility holding company under the provisions of the Public Utility Holding Company Act of 1935 and, in addition to its investment in the Company, has interests in other utility and several nonregulated companies.

        The Company is a wholesale electric generating company organized in 1902 under the laws of the Commonwealth of Massachusetts. On December 30, 1998, in response to the significant changes that have taken place in the utility industry, COM/Energy sold substantially all of its non-nuclear generating assets, including the Company's generating station, to affiliates of The Southern Company of Atlanta, Georgia. The Company's generating stations, located in Sandwich, Massachusetts consisted of two units: Canal Unit 1, wholly-owned by the Company; and Canal Unit 2, jointly-owned by the Company and Montaup Electric Company (Montaup) (an unaffiliated company). The Company continues to have a 3.52% interest in the Seabrook 1 nuclear power plant to provide a portion of the capacity and energy needs of affiliates Cambridge Electric Light Company (Cam-bridge) and Commonwealth Electric Company (Commonwealth).

        The Company had 109 employees prior to the sale of Canal Units 1 and 2 on December 30, 1998; however, following the sale, the Company no longer has any employees.

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

        The unaudited financial statements for the periods ended September 30, 1999 and 1998, reflect, in the opinion of the Company, all adjust-ments necessary to summarize fairly the results for such periods. In addition, certain prior period amounts are reclassified from time to time to conform with the presentation used in the current period's financial statements.

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

        The principal regulatory assets included in deferred charges were as follows:
                                           September 30,   December 31,
                                                1999           1998
                                              (Dollars in thousands)

       Deferred income taxes                  $15,737        $15,737
       Seabrook related costs                   1,830          3,008
       Other                                       88            -
                                              $17,655        $18,745


        (c) Divestiture of Generation Assets

        The cost of transitioning to competition have been mitigated, in part, by the sale of COM/Energy's non-nuclear generating assets. On May 27, 1998, COM/Energy agreed to sell substantially all of its non-nuclear generating assets (984 MW) to affiliates of The Southern Company of Atlanta, Georgia. The sale was conducted through an auction process that was outlined in a restructuring plan filed with the DTE in November 1997 in conjunction with the state's industry restructuring legislation enact-ed in 1997. The sale was approved by the DTE on October 30, 1998 and by the FERC on November 12, 1998. Proceeds from the sale of the Company's non-nuclear generating assets amounted to approximately $395 million or 6 times their book value of approximately $65.4 million. The proceeds from the sale, net of book value, transaction costs and certain other adjust-ments amounted to approximately $298 million and are being used to reduce transition costs of Cambridge and Commonwealth related to electric industry restructuring that otherwise would have been collected through a non-bypassable transition charge. An adjustment of $5.1 million was recorded in the first quarter of 1999 that reduced the book value to $60.3 million. The Company has determined that this transaction was not a taxable event because it provided no economic benefit to the Company.

        COM/Energy established Energy Investment Services, Inc. as the vehicle to invest the net proceeds from the sale of the Company's generation assets. These proceeds are invested in a portfolio of securities that is designed to maintain principal and earn a reasonable return. Both the principal amount and income earned are being used to reduce the transition costs that would otherwise be billed to customers of Cambridge and Commonwealth.

<PAGE 8>

                            CANAL ELECTRIC COMPANY


(3) Commitments and Contingencies

        Litigation

        In the normal course of business, the Company is involved in various legal matters. Management is unable to fully determine the range of reasonably possible legal costs in excess of amounts accrued. Based on the information currently available, it does not believe that it is probable that any such additional costs will have a material impact on its financial position. However, it is reasonably possible that addi-tional legal costs that may result from a change in estimates could have a material impact on the results of a reporting period in the near term.

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

    A summary of the period to period changes in the principal items included in the Condensed Statements of Income for the three and nine months ended September 30, 1999 and 1998 and unit sales for these periods is shown below:

                                  Three Months Ended     Nine Months Ended
                                     September 30,         September 30,
                                     1999 and 1998         1999 and 1998
                                            Increase (Decrease)
                                          (Dollars in thousands)

Electric Operating Revenues         $(33,547)  (75.9)% $(100,532)   (74.6)%

Operating Expenses -
  Fuel used in production           (22,210)   (98.0)    (65,280)   (98.4)
  Electricity purchased
    for resale                          (12)    (8.8)        (24)    (5.8)
  Other operation and maintenance    (5,820)   (69.6)    (19,065)   (67.7)
  Depreciation                       (3,254)   (64.6)     (9,872)   (65.3)
  Taxes -
    Federal and state income           (817)   (43.9)        414      7.0
    Local property and other           (588)   (65.3)     (1,522)   (58.1)
                                    (32,701)   (83.9)    (95,349)   (80.4)

Operating Income                       (846)   (16.1)     (5,183)   (32.0)

Other Income                         (2,429)(4,762.7)      5,506  1,366.3

Income Before Interest Charges       (3,275)   (61.9)        323      1.9

Interest Charges                     (1,588)   (78.3)     (5,570)   (88.7)

Net Income                         $ (1,687)   (51.6)   $  5,893     57.1

Unit Sales (MWH) Decrease        (1,139,377)   (92.7) (3,259,726)   (93.8)


                            Three Months Ended       Nine Months Ended
                               September 30,           September 30,
MWH Unit Sales                1999        1998        1999        1998

Canal Unit 1                     -       787,493          -     2,178,604
Canal Unit 2                     -       362,514          -     1,076,068
Seabrook 1                    90,244      79,614      215,788     220,842
                              90,244   1,229,621      215,788   3,475,514

<PAGE 10>

                            CANAL ELECTRIC COMPANY

Revenue, Fuel and Purchased Power

    Operating revenues for the three and nine months ended September 30, 1999 decreased $33.5 million (75.9%) and $100.5 million (74.6%), respectively, due to the sale of the Company's Unit 1 and 2 generation facilities on December 30, 1998.

    The significant decline in fuel used in production of $22.2 million (98%) and $65.3 million (98.4%) during the current three and nine-month periods reflects the aforementioned sale of Units 1 and 2.

    Other Operating Expenses

    The decreases in other operation and maintenance and depreciation for the three and nine months ended September 30, 1999 resulted from the sale of Units 1 and 2. Federal and state income taxes increased in the current nine-month period due to a higher level of pre-tax income while federal and state income taxes for the third quarter decreased due to a decline in pre-tax income. The decrease for the current quarter and nine-month periods in local property and other taxes reflects lower property taxes ($454,000 and $1.2 million) and payroll and other taxes ($134,000 and $308,000), respectively, due to the sale of Units 1 and 2.

    Other Income

    The significant increase in other income during the nine-month period was primarily due to an additional gain, related to the sale of the Company's generating assets, that resulted from certain adjustments to the assets' book value ($5.1 million), and a reduction in transaction costs ($4 million) associated with the retirement of the Company's long-term debt in 1998. Other income for the current quarter and the year-to-date period reflects the reversal of interest income on a portion of the proceeds associated with the sale of the Company's generating assets that were ultimately provided to affiliate Energy Investment Services, Inc. and will ultimately be utilized to reduce transition costs to be billed to customers of Cambridge and Common-wealth Electric.

    Interest Charges

    The significant decline in total interest charges for the current quarter and nine-month period resulted from the retirement of the Company's long-term debt with a portion of the proceeds from the sale of Units 1 and 2, offset, in part, by interest on a higher level of short-term borrowings.

Merger with BEC Energy

    NSTAR, an exempt public utility holding company, was created after completion of a merger transaction between BEC Energy (BEC) and Commonwealth Energy System (COM/Energy, the former parent of the Company) on August 25, 1999. The utility industry has continued to change in response to legislative and regulatory mandates that are aimed at lowering prices for energy by creating a more competitive marketplace. These pressures have resulted in an increasing trend in the utility industry to seek competitive advantages and other benefits through business combinations. NSTAR is focusing its utility operations on the transmission and distribution of energy following the sale

<PAGE 11>

                            CANAL ELECTRIC COMPANY

of BEC's fossil generating facilities to Sithe Energies in May 1998, BEC's nuclear generation facility to Entergy Nuclear Generating Company in July 1999 and substantially all of COM/Energy's generating facilities to Southern Company in December 1998.

    The utility companies of NSTAR form an energy delivery company serving approximately 1.3 million customers located in Massachusetts, including more than one million electric customers in 81 communities and 240,000 gas custom-ers in 51 communities.

    The merger became effective after receipt of various regulatory approv-als. The Federal Energy Regulatory Commission approved the merger on June 24, 1999. The Nuclear Regulatory Commission approved the transfer of control of the Company's interest in the Seabrook nuclear plant from COM/Energy to NSTAR on August 11, 1999. The Securities and Exchange Commission issued its approval on August 24, 1999.

Year 2000

    The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any computer program that has date sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a temporary inability to process transactions or engage in normal business activities.
The Company and its affiliates (the companies) have been involved in Year 2000 compliancy since 1996. While the recent merger with BEC Energy has led to some integrated planning efforts, the companies have essentially continued to resolve Year 2000 issues independently of BEC Energy.

    The companies have followed a five-phase process in its Year 2000 compli-ance efforts, as follows: Awareness (through a series of internal announce-ments to employees and through contacts with vendors); Inventory (all comput-ers, applications and embedded systems that could potentially be affected by the Year 2000 problem); Assessment (all applications or components and the impact on overall business operations and a plan to correct deficiencies and the cost to do so); Remediation (the modification, upgrade or replacement of deficient hardware and software applications and infrastructure modifica-tions); and Testing (a detailed, comprehensive testing program for the modified critical component, system or software that involves the planning, execution and analysis of results).

    The companies' inventory phase required an assessment of all date sensi-tive information and transaction processing computer systems and determined that approximately 90% of their software systems needed some modifications or replacement. Plans were developed, implemented, and all of these systems have been modified, upgraded or replaced.

    The companies have also inventoried their non-information technology systems that may be date sensitive (facilities, electric and gas operations, energy supply/production and distribution) that use embedded technology such as micro-controllers and micro-processors. The companies have completed their assessment of these non-information technology systems and determined that 20% of these systems required remediation or replacement. The companies have

<PAGE 12>

                            CANAL ELECTRIC COMPANY

reported to the North American Electric Reliability Council (NERC) that they met the NERC target date of June 30, 1999 for 100% readiness of all their mission critical components required for the continued safe and reliable delivery of electricity into the Year 2000. The companies' gas and other operations are also at a 100% completion level for all mission critical issues regarding Year 2000 readiness.

    Modifying and testing the companies' information and transaction process-ing systems from 1996 through 2000 is currently expected to cost approximately $10.3 million, including approximately $8.3 million incurred through September 30, 1999. Year 2000 costs have been expensed as incurred and will continue to be funded from operations.

    In addition to their internal efforts, the companies have initiated formal communications with their significant suppliers to determine the extent to which the companies may be vulnerable to their suppliers' failure to correct their own Year 2000 issues. The companies have ranked their vendors in terms of importance and have received adequate responses from all of their "criti-cal" and "high" rated vendors. Failure of the companies' significant suppli-ers to address Year 2000 issues could have a material adverse effect on the companies' operations, although it is not possible at this time to quantify the amount of business that might be lost or the costs that could be incurred by the companies. Contact with all other vendors is continuing and inadequate responses are being pursued by the companies.

    In addition, parts of the global infrastructure, including national banking systems, electrical power grids, gas pipelines, transportation facili-ties, communications and governmental activities, may not be fully functional after 1999. Infrastructure failures could significantly reduce the companies' ability to acquire energy and their ability to serve their customers as ef-fectively as they are now being served. The companies have identified the elements of the infrastructure that are critical to their operations and have requested and obtained information as to the expected Year 2000 readiness of these elements.

    The companies have completed the development of their Year 2000 contingen-cy plans for all operational areas that may be effected by Year 2000 issues. The companies' gas and electric operations currently have emergency operating plans, as well as information technology disaster recovery plans, as compo-nents of their standard operating procedures. These plans have been enhanced, identifying potential Year 2000 risks to normal operations and the appropriate response to these potential failures. These plans also include actions to be taken in the event of third party and infrastructure failures with regard to the Year 2000 event, although in certain cases, there may be no practical alternative course of action available to the companies. The implementation of the contingency plans will continue throughout the remainder of 1999.

    The companies are working with other energy industry entities, both regionally and nationally, with respect to Year 2000 readiness and is cooper-ating in the development of local and wide-scale contingency planning.

    While the companies believe their efforts to address the Year 2000 issue will allow them to be successful in avoiding any material adverse effect on the companies' operations or financial condition, they recognize that failing to resolve Year 2000 issues on a timely basis would, in a "most reasonably

<PAGE 13>

                            CANAL ELECTRIC COMPANY

likely worst case scenario," significantly limit their ability to acquire and distribute energy and process their daily business transactions for a period of time, especially if such failure is coupled with third party or infra-structure failures. Similarly, the companies could be significantly effected by the failure of one or more significant suppliers, customers or components of the infrastructure to conduct their respective operations after 1999. Adverse affects on the companies could include, among other things, business disruption, increased costs, loss of business and other similar risks.

    The foregoing discussion regarding Year 2000 project timing, effective-ness, implementation and costs includes forward-looking statements that are based on management's current evaluation using available information. Factors that might cause material changes include, but are not limited to, the avail-ability of key Year 2000 personnel, the readiness of third parties, and the companies' ability to respond to unforeseen Year 2000 complications.

Forward-Looking Statements

    This discussion contains statements which, to the extent it is not a recitation of historical fact, constitute "forward-looking statements" and is intended to be subject to the safe harbor protection provided by the Private Securities Litigation Reform Act of 1995. A number of important factors affecting the Company's business and financial results could cause actual results to differ materially from those stated in the forward-looking state-ments. Those factors include the ultimate impact of the merger, developments in the legislative, regulatory and competitive environment, certain environ-mental matters, demands for capital expenditures and the availability of cash from various sources.

<PAGE 14>

                            CANAL ELECTRIC COMPANY

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings

        None.

Item 5. Other Information

        None.

Item 6. Exhibits and Reports on Form 8-K

   (a)  Exhibits

        Exhibits filed herewith:

        Exhibit 27 - Financial Data Schedule.

                27.1 - Schedule UT

        Exhibit 99 - Additional Exhibits

                99.1 - Report of Independent Accountants

   (b)  Reports on Form 8-K

        No reports on Form 8-K were filed for the three months ended September 30, 1999.

<PAGE 15>

                            CANAL ELECTRIC COMPANY

                                   SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             CANAL ELECTRIC COMPANY
                                                  (Registrant)






                                             R. J. WEAFER, JR.
                                             Robert J. Weafer, Jr.
                                             Vice President, Controller
                                               and Chief Accounting
                                               Officer



Date:  November 15, 1999