Form 10-K
period 1999-12-31
CANAL ELECTRIC CO
filed 2000-04-14
CIK 16906

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C. 20549-1004

                                   Form 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1999
                               -----------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from _______________ to _______________

                        Commission file number 2-30057
                                    -------

                            CANAL ELECTRIC COMPANY
                            ----------------------
            (Exact name of registrant as specified in its charter)

          Massachusetts                                     04-1733577
-------------------------------                         ------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)

800 Boylston Street, Boston, Massachusetts                    02199
------------------------------------------                    -----
(Address of principal executive offices)                    (Zip Code)

                                (617) 424-2000
              --------------------------------------------------
             (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

     Title of each class               Name of each exchange on which registered
 ---------------------------           -----------------------------------------
          None                                        None

          Securities registered pursuant to Section 12(g) of the Act:

                                Title of Class
                                --------------
                                     None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ x ] NO [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                   Outstanding at
      Class of Common Stock                        March 30, 2000
   ---------------------------                    ----------------
   Common Stock, $25 par value                    1,523,200 shares

The Company meets the conditions set forth in General Instruction I(1)(a) and
(b) of Form 10-K as a wholly-owned subsidiary and is therefore filing this Form with the reduced disclosure format.

Documents Incorporated by Reference               Part in Form 10-K
-----------------------------------               -----------------
               None                                 Not Applicable

List of Exhibits begins on page 35 of this report.

                            CANAL ELECTRIC COMPANY
                            ----------------------
                         FORM 10-K  DECEMBER 31, 1999
                         ----------------------------

                               TABLE OF CONTENTS

                                    PART I

                                                                          PAGE
                                                                          ----
Item  1.    Business....................................................     1

              General...................................................     1

              Electric Industry Restructuring...........................     3

              Fuel Supply...............................................     4

              Power Contracts...........................................     4

              Employees.................................................     6

Item  2.    Properties..................................................     6

Item  3.    Legal Proceedings...........................................     6

                                    PART II

Item  5.    Market for the Registrant's Common Stock and
              Related Stockholder Matters...............................     7

Item  7.    Management's Discussion and Analysis of
              Results of Operations.....................................     8

Item  8.    Financial Statements and Supplementary Data.................    12

Item  9.    Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure.......................    12

                                    PART IV

Item 14.    Exhibits, Financial Statement Schedules and
              Reports on Form 8-K.......................................    35

Signatures..............................................................    43

                                    Part I.
                                    -------

Item 1.  Business
-------  --------

     General
     -------

     Canal Electric Company (the Company) is a wholesale electric generating company organized in 1902 under the laws of the Commonwealth of Massachusetts. The Company assumed its present corporate name in 1966 after the sale to an affiliated company of its electric distribution and transmission properties together with the right to do business in the territories served.

     The Company is wholly-owned by Commonwealth Energy System (COM/Energy) that is a wholly owned indirect subsidiary of NSTAR. NSTAR was formed, effective August 25, 1999, upon completion of a merger transaction between Commonwealth Energy System and BEC Energy (formerly the parent company of Boston Edison Company). The merger creates an energy delivery and related services company, that includes the Company, serving approximately 1.3 million customers located in Massachusetts including more than one million electric customers in 81 communities and 240,000 gas customers in 51 communities. NSTAR is an exempt public utility holding company under the provisions of the Public Utility Holding Company Act of 1935 and, in addition to its investment in the Company, has interests in several other utility and several nonregulated companies.

     The Company has a 3.52% interest in the Seabrook 1 nuclear power plant located in Seabrook, New Hampshire, to provide for a portion of the capacity and energy needs of Cambridge Electric Light Company (Cambridge Electric) and Commonwealth Electric Company (Commonwealth Electric), each of which are retail distribution companies and wholly-owned subsidiaries of NSTAR. The Seabrook plant has a rated capacity of 1,150 MW.

     The Company owned a generating station located in Sandwich, Massachusetts at the eastern end of the Cape Cod Canal until December 30, 1998 when the station was sold to Southern Energy New England, LLC, an affiliate of The Southern Company of Atlanta, Georgia. The station consists of two electric generating units: Canal Unit 1 is an oil-fired facility with a rated capacity of 569 megawatts (MW), that had been wholly-owned by the Company; and Canal Unit 2 which was converted to dual-fuel capability (oil and natural gas) in 1996, with a rated capacity of 580 MW, that was jointly-owned by the Company and Montaup Electric Company (Montaup) (an unaffiliated company). Canal Unit 2 was operated by the Company under an agreement with Montaup which provided for the equal sharing of output, fixed charges and operating expenses. Canal Units 1 and 2 commenced operation in 1968 and in 1976, respectively.

 The sale was conducted through an auction process initiated during 1997 in response to electric industry restructuring legislation enacted in Massachusetts in November 1997. For further information refer to the "Industry Restructuring" section of Management's Discussion and Analysis of Results of Operation filed under Item 7 of this report.

     For additional information pertaining to the Company's relationship with NSTAR's retail distribution and transmission companies, together with other information on the Company's participation in the Seabrook plant and another source of power procurement, refer to the "Power Contracts" section of this
 Item 1.

     Electric Industry Restructuring
     -------------------------------

     On November 25, 1997, the Governor of Massachusetts signed into law the Electric Industry Restructuring Act (the Act). This legislation provided, among other things, that customers of retail electric utility companies who take standard offer service receive a 10 percent rate reduction and be allowed to choose their energy supplier, effective March 1, 1998. The Act also provides that utilities be allowed full recovery of transition costs subject to review and an audit process. The 10 percent rate reduction mandated by the legislation increased to 15 percent effective September 1, 1999 for customers who continue to take standard offer service.

     The Company, together with retail affiliates Cambridge Electric and Commonwealth Electric, had filed a comprehensive electric restructuring plan with the Massachusetts Department of Telecommunications and Energy (MDTE) in November 1997 that was substantially approved by the MDTE in February 1998. The divestiture of the Company's non-nuclear generation assets was an integral part of COM/Energy's restructuring plan and is consistent with the Act.

     On May 27, 1998, the Company selected Southern Energy to buy Canal Units 1 and 2. The sale was conducted through an auction process that was outlined in a restructuring plan filed with the MDTE in November 1997 in conjunction with the state's industry restructuring legislation enacted in 1997. The sale was approved by the MDTE on October 30, 1998 and by the Federal Energy Regulatory Commission (FERC) on November 12, 1998. Proceeds from the sale of the Company's non-nuclear generating assets amounted to approximately $395 million or 6 times their book value of approximately $65.4 million. The proceeds from the sale, net of book value, transaction costs and certain other adjustments amounted to approximately $298 million and are being used to reduce transition costs of Cambridge Electric and Commonwealth Electric related to electric industry restructuring that otherwise would have been collected through a non-bypassable transition charge. An adjustment of $5.1 million was recorded in the first quarter of 1999 that reduced the book value to $60.3 million.

     On December 23, 1998, the MDTE approved the divestiture filing and COM/Energy's proposal to establish a special purpose affiliate, Energy Investment Services, Inc. (EIS), that will administer the above-book value net proceeds from the sale of the Company's units with the goal of preserving capital and maximizing earnings for the benefit of retail customers. EIS will credit the proceeds and any return earned to the accounts of Commonwealth Electric and Cambridge Electric, resulting in a reduction in the transition costs to be billed to customers.

     Fuel Supply
     -----------

     The nuclear fuel contract and inventory information for Seabrook 1 has been furnished to the Company by North Atlantic Energy Services Corporation (NAESCO), the managing agent responsible for operation of the unit. Sea-brook's requirement for nuclear fuel components are 100% covered through 2003 by existing contracts.

     There are no spent fuel reprocessing or disposal facilities currently operating in the United States. Instead, commercial nuclear electric generating units operating in the United States are required to retain spent fuel on-site. As required by the Nuclear Waste Policy Act of 1982 (the Act), as amended, the joint-owners entered into a contract with the Department of Energy for the transportation and disposal of spent fuel and high level radioactive waste at a national nuclear waste repository or Monitored Retrievable Storage (MRS) facility. Owners or generators of spent nuclear fuel or its associated wastes are required to bear the costs for such transportation and disposal through payment of a fee of approximately 1 mill/KWH based on net electric generation to the Nuclear Waste Fund. Under the Act, a storage or disposal facility for nuclear waste was anticipated to be in operation by 1998; a reassessment of the project's schedule requires extending the completion date of the permanent facility until at least 2010. Seabrook 1 is currently licensed for enough on-site storage to accommodate spent fuel expected to be accumulated through at least the year 2010.

     Power Contracts
     ---------------

     Prior to the sale of its nonnuclear generating assets, the Company was a party to substantially identical life-of-the-unit power contracts with Boston Edison Company (an affiliated utility as of the date of the merger), Montaup Electric Company and New England Power Company (unaffiliated utilities), under which each was severally obligated to purchase one-quarter of the capacity and energy of Canal Unit 1. Commonwealth Electric and Cambridge Electric were jointly obligated to purchase the remaining one-quarter of the unit's capacity and energy. Agreements with Southern Energy to assume responsibility for these contracts following the sale of the unit were approved by the FERC in early January 2000. Similar contracts that were in effect between the Company and Commonwealth Electric and Cambridge Electric under which those companies are jointly obligated to purchase the Company's entire share of the capacity and energy of Canal Unit 2 were terminated on December 30, 1998. The price of power was based on a two-part rate consisting of a demand charge and an energy charge. The demand charge covered all expenses except fuel costs and included recovery of the original investment. It also provided for any adjustments to that investment over the economic lives of the units. The energy charge was based on the cost of fuel and was billed to each purchaser in proportion to its purchase of power.

     The Company acts as agent for Commonwealth Electric and/or Cambridge Electric in the procurement of additional capacity, and, prior to December 30, 1998, to sell a portion of each company's entitlement in Unit 2. Exchange agreements are in place with several utilities whereby, in certain circumstances, it is possible to exchange capacity so that the mix of power improves the pricing for dispatch for both the seller and purchaser. Commonwealth Electric and Cambridge Electric thus secure cost savings for their respective customers by planning for bulk power supply on a single system basis. A Capacity Acquisition and Disposition Agreement, which has been accepted for filing as a rate schedule by the FERC, enables the Company to recover costs incurred in connection with any transaction covered by such Agreement. Commonwealth Electric and Cambridge Electric, in turn, bill charges to retail customers through rates subject to MDTE regulation. Currently, Agreements are in effect for Seabrook 1 and Phases I and II of the Hydro-Quebec Project.

     The Company is a party to support agreements for Phases I and II of the Hydro-Quebec Project and is thereby obligated to pay its share of operating and capital costs for Phase II over a 25 year period ending in 2015. Future minimum lease payments for Phase II have an estimated present value of $11.4 million at December 31, 1999. In addition, the Company has an equity interest in Phase II that amounted to $2.8 million in both 1999 and 1998.

     Employees
     ---------

     Since December 30, 1998, the sale date of the Company's generating assets, the Company has had no employees.

Item 2.   Properties
-------   ----------

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

 Item 3.  Legal Proceedings
 -------  -----------------

     Pursuant to the terms of the Canal Units 1 and 2 Asset Sale Agreement with Southern Energy dated May 15, 1998, the Company agreed to fund environment assessment work up to a $500,000 cap to address a condition of metals contamination found on the station site. Management is unable at this time to predict when the resolution of this issue will occur.

     The Company is subject to other legal claims and matters arising from its normal course of business, including its ownership interest in the Seabrook plant.

                                   PART II.
                                   --------

Item 5. Market for the Registrant's Common Stock and Related Stockholder
------- ----------------------------------------------------------------
        Matters
        -------

 (a)   Principal Market
       ----------------

       Not applicable. The Company is wholly-owned by Commonwealth Energy System and is a wholly-owned indirect subsidiary of NSTAR.

 (b)   Number of Shareholders at December 31, 1999
       -------------------------------------------

       One

 (c)   Frequency and Amount of Dividends Declared in 1999 and 1998
       -----------------------------------------------------------

                     1999                                  1998
       -----------------------------         --------------------------------
                           Per Share                                Per Share
       Declaration Date      Amount          Declaration Date         Amount
       ----------------    ---------         ----------------       ---------
       January 27, 1999      $124.00         May 11, 1998             $2.65
       April 28, 1999           3.10         July 31, 1998             1.90
       April 28, 1999           4.29         October 26, 1998          2.20
       July 23, 1999            2.00                                  -----
       October 28, 1999        23.00                                  $6.75
                             -------                                  =====
                             $156.39
                             =======


(d) Future dividends may vary depending upon the Company's earnings and capital requirements as well as financial and other conditions existing at that time.

Item 7.  Management's Discussion and Analysis of Results of Operations
-------  -------------------------------------------------------------

     The following is a discussion of certain significant factors which have affected operating revenues, expenses and net income during the periods included in the accompanying Statements of Income and is presented to facilitate an understanding of the results of operations. This discussion should be read in conjunction with the Notes to Financial Statements filed under Item 8 of this report.

     In the accompanying statements, Canal Electric Company prior to the Merger is labeled as the "Predecessor" and after the Merger as the "Successor". The eight month (predecessor period) and the 4 month (successor period), ended August 25, 1999 and December 31, respectively, have been combined per the purpose of comparing the results of the twelve month period ended December 31, 1998 with the twelve month period ended December 31, 1999.

 Revenue, Fuel and Purchased Power
 ---------------------------------

     Operating revenues for 1999 decreased $134.5 million (74%) due to the sale of the Company's Unit 1 and 2 generation facilities on December 30, 1998. Operating revenues for 1998 decreased by $32.3 million or 15.1%, due primarily to decreases in fuel used in production and electricity purchased for resale, somewhat offset by a 3.4% increase in unit sales. The increase in unit sales was due primarily to the increased availability of Unit 2 and Seabrook 1. Somewhat offsetting the increase in unit sales was the expiration of contracts for the purchase of electricity on behalf of affiliated retail distribution companies.

     The significant decline in 1999 of fuel used in production of $88 million (98.3%) reflects the aforementioned sale of Units 1 and 2. The decrease in fuel used in production in 1998 represents the lower average cost of fuel oil in 1998 over 1997. Fuel, purchased power and transmission costs (included in other operation expense) averaged 1.7 cents per kWh in 1999, 1.9 cents per kWh in 1998 and 2.6 cents in 1997.

     The following is a summary of unit sales for the periods indicated:

                                      Unit Sales (MWH)
                   -----------------------------------------------------
Period Ended              Canal          Seabrook  Purchased
December 31,        Unit 1     Unit 2     Unit 1   For Resale    Total
------------        ------     ------     ------   ----------    -----
    1999                   -          -   306,012           -    306,012
    1998           3,136,328  1,485,797   295,539           -  4,917,664
    1997           3,219,542  1,098,463   279,941     159,914  4,757,860

 Other Operating Expenses
 ------------------------

     In 1999, other operations expense declined $16.6 million (62.9%) due to the sale of Units 1 and 2. During 1998, other operations decreased approximately $1.3 million (4.6%) due to the absence of amortization related the abandonment of Seabrook Unit 2 nuclear unit which resulted in a reduction of $584,000 and lower insurance and benefits costs of $293,000.

     Maintenance expense decreased $10.5 million (84.2%)in 1999 due to the sale of Units 1 and 2. In 1998, the $2.3 million (22.1%) increase in expense was due to greater maintenance costs associated with the Unit 1 boiler plant and related equipment ($3.8 million), which was offset, in part, by lower costs associated with Unit 2 ($1.4 million).

 Depreciation and Taxes
 ----------------------

     The $13.6 million (66%) decline in depreciation in 1999 was due to the sale of Units 1 and 2. In 1998, depreciation increased 6.9% reflecting a higher level of plant-in-service and adjustments related to the sale of the Company's Units 1 and 2.

     Federal and state income taxes increased in 1999 due to a higher level of pre-tax income. Income tax expense declined 11% or approximately $1 million in 1998 due to a lower level of pre-tax income from normal operations.

 Other Income
 ------------

     The significant increase in other income, other during 1999 was primarily due to an additional gain, related to the sale of the Company's generating assets, that resulted from certain adjustments to the assets' book value ($5.1 million), and a reduction in transaction costs ($4 million) associated with the retirement of the Company's long-term debt in 1998. Other income also reflects the reversal of interest income on a portion of the proceeds associated with the sale of the Company's generating assets that were ultimately provided to affiliate Energy Investment Services, Inc. and will ultimately be utilized to reduce transition costs to be billed to customers of Cambridge Electric and Commonwealth Electric. All of these adjustments are offset at COM/Energy reflecting corresponding changes in liabilities to Commonwealth Electric's and Cambridge Electric's retail customers. The significant increase in other income during 1998 reflects the net gain ($185.7 million) from the sale of the Company's Units 1 and 2 on December 30, 1998.

 Interest Charges
 ----------------

     The significant decline in total interest charges for 1999 resulted from the retirement of the Company's long-term debt with a portion of proceeds from the sale of Units 1 and 2, offset, in part, by interest on a higher level of short-term borrowings. The decrease in total interest charges during 1998 was due primarily to a decrease in short-term interest ($698,000) reflecting a lower average level of short-term debt.

 Merger with BEC Energy
 ----------------------

     NSTAR, an exempt public utility holding company, was created after completion of a merger transaction between BEC Energy (BEC) and Commonwealth Energy System (COM/Energy, the former parent of the Company) on August 25, 1999. The utility industry has continued to change in response to legislative and regulatory mandates that are aimed at lowering prices for energy by creating a more competitive marketplace. These pressures have resulted in an increasing trend in the utility industry to seek competitive advantages and other benefits through business combinations. NSTAR is focusing its utility operations on the transmission and distribution of energy following the sale of BEC's fossil generating facilities to Sithe Energies in May 1998, BEC's nuclear generation facility to Entergy Nuclear Generating Company in July 1999 and substantially all of COM/Energy's generating facilities to The Southern Company in December 1998.

     As a result of the merger, the fourth quarter dividend amounting to approximately $35 million was reflected as a return of capital and, as a result, reduced paid-in capital. As of August 25, 1999, approximately $54 million of retained earnings was reclassified as additional paid-in capital.

     The utility companies of NSTAR form an energy delivery company serving approximately 1.3 million customers located in Massachusetts, including more than one million electric customers in 81 communities and 240,000 gas customers in 51 communities.

     The merger became effective after receipt of various regulatory approvals. The FERC approved the merger on June 24, 1999. The Nuclear Regulatory

 Commission approved the transfer of control of the Company's interest in the Seabrook nuclear plant from COM/Energy to NSTAR on August 11, 1999. The Securities and Exchange Commission issued its approval on August 24, 1999.

   Year 2000
   ---------

     NSTAR's mission critical systems and other important business systems were considered ready for the year 2000 prior to December 31, 1999. The North American Electric Reliability Council defined mission critical systems as those whose mis-operation could result in loss of electric generation, transmission or load interruption. To date, NSTAR has not experienced any significant year 2000 problems. NSTAR will continue to monitor systems in order to address any potential continuing risk of non-compliant internal business software, internal non-business software and embedded chip technology and external noncompliance of third parties.

     Under its year 2000 program NSTAR inventoried mission critical systems that were date-sensitive and that used embedded technology such as micro-controllers or microprocessors. Approximately 27% and 20% of BEC's and COM/Energy's systems, respectively, required modification or replacement.

     NSTAR also inventoried important business systems that were date-sensitive and determined that approximately one-third of BEC's systems and approximately 90% of COM/Energy's systems needed modification or replacement. Plans were developed and implemented to correct and test all affected systems, with priorities based on the importance of the supported activity. As systems were remediated, they were tested for operational and year 2000 readiness in their own environment. After implementation, the systems were then tested for their integration and compatibility with other interactive systems.

     In addition, all non-critical internal productivity systems were inventoried and assessed as part of the year 2000 program. Approximately one-third of BEC's systems and approximately 90% of COM/Energy's systems required modification or replacement. All of these systems were declared ready by September 30, 1999.

     Costs incurred to upgrade or remediate systems have been expensed as incurred. In addition, a decision was made to replace some of the less efficient centralized business systems. Systems replacement costs are being capitalized and amortized over future periods. NSTAR has expended a total of approximately $39 million on this project through December 31, 1999. Future costs are anticipated to be immaterial.

     In addition to its internal efforts, BEC and COM/Energy initiated formal communications with their significant suppliers, service providers and other vendors to determine the extent to which they may be vulnerable to these parties' failure to correct their own year 2000 issues. To date, NSTAR has not experienced any significant year 2000 problems associated with its reliance on third parties.

     NSTAR's year 2000 program included contingency plans. If required, these plans were intended to address both internal risks as well as potential external risks related to vendors, customers and energy suppliers. Plans were developed in conjunction with available national and regional guidance and were based on system emergency plans that were developed and successfully tested over the past several years. Included within its contingency plans were procedures for the procurement of short-term power supplies and emergency distribution system restoration procedures. In the event that a problem is to arise in 2000 (or beyond), these contingency plans would become effective in order to remediate the problem.

 Environmental Matters
 ---------------------

     The Company is subject to laws and regulations administered by federal, state and local authorities relating to the quality of the environment. These laws and regulations affect, among other things, the siting and operation of electric generating and transmission facilities and can require the installation of expensive air and water pollution control equipment. These regulations have had an impact on the Company's operations in the past; however their impact on future operations, capital costs and construction schedules is not expected to be significant since all of the Company's non-nuclear generating assets were sold in 1998.

 Safe harbor cautionary statement
 --------------------------------

 Management occasionally makes forward-looking statements such as forecasts and projections of expected future performance or statements of its plans and objectives. These forward-looking statements may be contained in filings with the Securities and Exchange Commission (SEC), press releases and oral statements. Actual results could potentially differ materially from these statements. Therefore, no assurances can be given that the outcomes stated in such forward-looking statements and estimates will be achieved. The preceding sections include certain forward-looking statements about operating results, year 2000 and environmental and legal issues.

 The impacts of continued cost control procedures on operating results could differ from current expectations. The effects of changes in economic conditions, tax rates, interest rates, technology and the prices and availability of operating supplies could materially affect the projected operating results.

 The timing and total costs related to the year 2000 plan could differ from current expectations. Factors that may cause such differences include the ability to locate and correct all relevant computer codes and the availability of personnel trained in this area. In addition, management cannot predict the nature or impact on operations of third party noncompliance.

 The impacts of various environmental and legal issues could differ from current expectations. New regulations or changes to existing regulations could impose additional operating requirements or liabilities other than expected. The effects of changes in specific hazardous waste site conditions and cleanup technology could affect the estimated cleanup liabilities. The impacts of changes in available information and circumstances regarding legal issues could affect estimated litigation costs.

 Item 8.  Financial Statements and Supplementary Data
 -------  -------------------------------------------

     The Company's financial statements required by this item are filed herewith on pages 13 through 34 of this report.

 Item 9.  Changes in and Disagreements with Accountants on Accounting
 -------  -----------------------------------------------------------
          and Financial Disclosure
          ------------------------

     None

Item 8.     Financial Statements and Supplementary Data
-------     -------------------------------------------

                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ---------------------------------

To the Board of Directors of Canal Electric Company:

In our opinion, the financial statements listed in the index appearing under
Item 14(a)(1) on page 41 present fairly, in all material respects, the financial position of Canal Electric Company at December 31, 1999, and the results of its operations and its cash flows for the period from January 1, 1999 through August 24, 1999 and for the period from August 25, 1999 through December 31, 1999 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

Boston, Massachusetts
January 26, 2000


                              ARTHUR ANDERSEN LLP
                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To The Board of Directors of Canal Electric Company:

We have audited the accompanying balance sheets of CANAL ELECTRIC COMPANY (a Massachusetts corporation and wholly-owned subsidiary of Commonwealth Energy System) as of December 31, 1998, and the related statements of income, retained earnings and cash flows for each of the two years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Canal Electric Company as of December 31, 1998, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.


Arthur Andersen LLP
Boston, Massachusetts
February 18, 1999

                            CANAL ELECTRIC COMPANY
                            ----------------------
                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
                  -------------------------------------------



                                   PART II.
                                   --------


FINANCIAL STATEMENTS

  Balance Sheets at December 31, 1999 and 1998

  Statements of Income for the 1999 Periods August 25 to December 31 and January 1 to August 24 and the Years Ended December 31, 1998 and 1997

  Statements of Retained Earnings for the Years Ended December 31, 1999, 1998 and 1997

  Statements of Cash Flows for the 1999 Periods August 25 to December 31 and January 1 to August 24 and the Years Ended December 31, 1998 and 1997

  Notes to Financial Statements


                                   PART IV.
                                   --------


SCHEDULES OMITTED

  Schedules are not submitted because they are not applicable or required or because the required information is included in the financial statements or notes thereto.

                            CANAL ELECTRIC COMPANY
                            ----------------------
                                BALANCE SHEETS
                                --------------
                          DECEMBER 31, 1999 AND 1998
                          --------------------------

                                    ASSETS
                                    ------

                                                      1999        1998
                                                      ----        ----
                                                   (Dollars in thousands)
PROPERTY, PLANT AND EQUIPMENT, at original cost      $265,067    $265,612
  Less - Accumulated depreciation
    and amortization                                   79,639      77,081
                                                     --------    --------
                                                      185,428     188,531
  Add - Construction work in progress                   2,551       1,852
      Nuclear fuel in process                           1,875       1,568
                                                     --------    --------
                                                      189,854     191,951
                                                     --------    --------
INVESTMENTS
  Equity in corporate joint venture                     2,833       2,800
                                                     --------    --------

CURRENT ASSETS
  Cash and cash equivalents                                52     301,179
  Accounts receivable -
    Affiliated companies                                8,960      13,642
    Other                                                  95       9,736
  Unbilled revenues                                         -         659
  Inventories, at average cost                          1,311       1,268
  Prepaid income taxes                                      -       7,575
  Other                                                   954         884
                                                     --------    --------
                                                       11,372     334,943
                                                     --------    --------
DEFERRED CHARGES
  Regulatory assets                                    18,973      18,745
  Other                                                 5,419       5,840
                                                     --------    --------
                                                       24,392      24,585
                                                     --------    --------
                                                     $228,451    $554,279
                                                     ========    ========

The accompanying notes are an integral part of these financial statements.

                            CANAL ELECTRIC COMPANY
                            ----------------------
                                BALANCE SHEETS
                                --------------
                          DECEMBER 31, 1999 AND 1998
                          --------------------------
                        CAPITALIZATION AND LIABILITIES
                        ------------------------------

                                                                    1999      1998
                                                                    ----      ----
                                                                 (Dollars in thousands)
CAPITALIZATION
 Common Equity -
  Common stock, $25 par value -
   Authorized - 2,328,200 shares
   Outstanding - 1,523,200 shares, wholly-owned
   by Commonwealth Energy System                                   $ 38,080  $ 38,080
  Amounts paid in excess of par value                                27,088     8,321
  Retained earnings                                                   5,390   241,965
                                                                   --------  --------
                                                                     70,558   288,366
                                                                   --------  --------

CAPITAL LEASE OBLIGATIONS                                             9,988    10,551
                                                                   --------  --------
CURRENT LIABILITIES
 Interim Financing -
  Notes payable to banks                                             48,575         -
  Advances from affiliates                                            6,240         -
                                                                   --------  --------
                                                                     54,815         -
                                                                   --------  --------
 Other Current Liabilities -
  Accounts payable -
   Affiliated companies                                                 455   137,965
   Other                                                              2,183    31,327
  Accrued income taxes                                               12,855         -
  Capital lease obligations                                             564       568
  Accrued interest and other                                          3,679     3,339
                                                                   --------  --------
                                                                     19,736   173,199
                                                                   --------  --------
                                                                     74,551   173,199
                                                                   --------  --------

DEFERRED CREDITS
 Accumulated deferred income taxes                                   56,258    64,383
 Unamortized investment tax credits                                   8,126     8,427
 Other                                                                8,970     9,353
                                                                   --------  --------
                                                                     73,354    82,163
                                                                   --------  --------

COMMITMENTS AND CONTINGENCIES

                                                                   $228,451  $554,279
                                                                   ========  ========

The accompanying notes are an integral part of these financial statements.

                            CANAL ELECTRIC COMPANY
                            ----------------------
                             STATEMENTS OF INCOME
                             --------------------

                                                         For the 1999 Periods
                                                        ---------------------
                                                     August 25        January 1              Years Ended
                                                         to              to                  December 31,
                                                     December 31      August 24          1998             1997
                                                     -----------      ---------       -----------       ---------
                                                     (Successor)      (Predecessor)
                                                                              (Dollars in thousands)
ELECTRIC OPERATING REVENUES
    Sales to affiliated companies                     $  16,502          $  29,437        $ 113,024         $124,903
    Sales to non-affiliated companies                         -              1,349           68,809           89,220
                                                      ---------          ---------        ---------         --------
                                                         16,502             30,786          181,833          214,123
                                                      ---------          ---------        ---------         --------
OPERATING EXPENSES
    Fuel used in production                                 600                944           89,569          115,313
    Electricity purchased for resale                        169                353              551            5,601
    Other operation                                       2,331              5,027           24,134           24,765
    Maintenance                                             220              1,755           12,468           10,209
    Depreciation and amortization                         3,249              6,190           22,839           22,156
    Taxes -
      Income                                              3,863              9,785            8,168            9,178
      Local property                                        215                720            2,510            2,770
      Payroll and other                                      48                274              732              768
                                                      ---------          ---------        ---------         --------
                                                         10,695             25,048          160,971          190,760
                                                      ---------          ---------        ---------         --------

OPERATING INCOME                                          5,807              5,738           20,862           23,363
                                                      ---------          ---------        ---------         --------
OTHER INCOME
    Gain from sale of assets                                  -                  -          329,603                -
    Taxes and transaction costs
     related to sale                                          -                  -         (143,856)               -
    Other                                                 2,978              9,830              776              468
                                                      ---------          ---------        ---------         --------
                                                          2,978              9,830          186,523              468
                                                      ---------          ---------        ---------         --------

INCOME BEFORE INTEREST CHARGES                            8,785             15,568          207,385           23,831
                                                      ---------          ---------        ---------         --------

INTEREST CHARGES
    Long-term debt                                        2,387                  2            7,854            7,910
    Other interest charges                                1,054                626              533            1,231
    Allowance for borrowed funds used
      during construction                                   (46)               (74)            (119)            (138)
                                                      ---------          ---------        ---------         --------
                                                          3,395                554            8,268            9,003
                                                      ---------          ---------        ---------         --------
NET INCOME                                            $   5,390          $  15,014        $ 199,117         $ 14,828
                                                      =========          =========        =========         ========

The accompanying notes are an integral part of these financial statements.

                            CANAL ELECTRIC COMPANY
                            ----------------------
                        STATEMENTS OF RETAINED EARNINGS
                        -------------------------------
             FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
             ----------------------------------------------------

                                                  (Dollars in thousands)
                                               1999       1998       1997
                                               ----       ----       ----
Balance at beginning of year                $ 241,965  $  53,130  $  52,620

Add (Deduct)
   Net income -                                    --    199,117     14,828
      January 1, 1999 to August 24, 1999       15,014         --         --
   Dividends on common stock -                     --    (10,282)   (14,318)
      January 1, 1999 to August 24, 1999     (203,180)        --         --
                                            ---------  ---------  ---------
                                               53,799    241,965     53,130

Reclassification to additional
   paid-in capital at August 24, 1999         (53,799)        --         --

Add
   Net Income -
      August 25, 1999 to December 31, 1999      5,390         --         --
                                            =========  =========  =========

Balance at end of year                      $   5,390  $ 241,965  $  53,130
                                            =========  =========  =========

The accompanying notes are an integral part of these financial statements.

                            CANAL ELECTRIC COMPANY
                            ----------------------
                           STATEMENTS OF CASH FLOWS
                           ------------------------

                                                                   For the 1999 Periods
                                                               ----------------------------
                                                               August 25         January 1              Years Ended
                                                                   to                to                 December 31
                                                               December 31       August 24       1998               1997
                                                               -----------     ------------   ------------        --------
                                                               (Successor)     (Predecessor)
                                                                                   (Dollars in thousands)
OPERATING ACTIVITIES
  Net income                                                    $   5,390        $   15,014       $ 199,117       $ 14,828
  Gain from sale of assets                                              -                 -        (329,603)             -
  Effects of noncash items -
    Depreciation and amortization                                   3,248             6,190          22,839         22,156
    Deferred income taxes                                          (7,188)              630          (7,673)          (973)
    Investment tax credits                                           (101)             (200)         (2,539)          (526)
    Earnings from corporate joint venture                            (334)             (293)           (454)          (233)
  Dividends from corporate joint venture                              324               270             729            479
  Change in working capital, exclusive
    of cash and interim financing -
      Accounts receivable                                          (3,808)          (18,131)          4,178         (4,872)
      Unbilled revenues                                                 -              (659)           (573)           589
      Income taxes                                                 23,896            (1,325)        119,658          2,118
      Local property and other taxes                                 (269)              239              26              4
      Accounts payable and other                                   (2,410)         (163,991)         15,266          5,473
  All other operating items, net                                   (5,990)           (4,781)         (6,908)        (3,890)
                                                                ---------        ----------       ---------       --------

Net cash provided by (used for) operating activities               12,758          (129,457)         14,063         35,153
                                                                ---------        ----------       ---------       --------

INVESTING ACTIVITIES
  Proceeds from sale of generating assets                               -                 -         408,017              -
  Additions to property, plant and
    equipment (exclusive of AFUDC)                                   (283)             (626)         (5,368)        (7,391)
  Allowance for borrowed funds used
    during construction                                               (46)              (74)           (119)          (138)
                                                                ---------        ----------       ---------       --------

Net cash from (used for)investing activities                         (329)             (700)        402,530         (7,529)
                                                                ---------        ----------       ---------       --------

FINANCING ACTIVITIES
  Proceeds from (payment of)
    short-term borrowings                                          26,250            22,325         (20,850)        (5,700)
  Proceeds from (payment of)
    affiliate borrowings                                           (3,780)           10,020               -         (7,250)
  Payment of dividends                                                  -          (203,180)        (10,282)       (14,318)
  Return of capital                                               (35,034)                -               -              -


  Long-term debt issues refunded                                    -            -     (83,950)         -
  Retirement of long-term debt through
   sinking funds                                                    -            -        (350)      (350)
                                                            ---------    ---------   ---------   --------

Net cash used for financing activities                        (12,564)    (170,835)   (115,432)   (27,618)
                                                            ---------    ---------   ---------   --------

Net (Decrease) increase in cash and cash equivalents             (135)    (300,992)    301,161          6
Cash and cash equivalents, beginning of period                    187      301,179          18         12
                                                            ---------    ---------   ---------   --------
Cash and cash equivalents, end of period                    $      52    $     187   $ 301,179   $     18
                                                            =========    =========   =========   ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Interest paid (net of capitalized
   amounts)                                                 $     954    $     542   $   9,028   $  8,700
  Income taxes paid                                         $  10,345    $   5,908   $  10,796   $  8,996
                                                            =========    =========   =========   ========

The accompanying notes are an integral part of these financial statements.

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

(1) General Information
    -------------------

    Canal Electric Company (the Company) is a wholly-owned subsidiary of Commonwealth Energy System that is a wholly-owned indirect subsidiary of NSTAR. NSTAR is the new holding company that was formed, effective August 25, 1999 upon completion of a merger transaction between Commonwealth Energy System (COM/Energy, formerly the parent of the Company) and BEC Energy (formerly the parent company of Boston Edison Company). The merger creates an energy delivery company that includes the Company, serving approximately 1.3 million customers located in Massachusetts including more than one million electric customers in 81 communities and 240,000 gas customers in 51 communities. NSTAR is an exempt public utility holding company under the provisions of the Public Utility Holding Company Act of 1935 and, in addition to its investment in the Company, has interests in various other utility and nonregulated companies.

    The Company is a wholesale electric generating company organized in 1902 under the laws of the Commonwealth of Massachusetts. On December 30, 1998, in response to the significant changes that have taken place in the utility industry, COM/Energy sold substantially all of its non-nuclear generating assets, including the Company's generating station, to affiliates of The Southern Company of Atlanta, Georgia. The Company's generating stations, located in Sandwich, Massachusetts consisted of two units jointly-owned by the Company and Montaup Electric Company (Montaup) (an unaffiliated company). The Company continues to have a 3.52% interest in the Seabrook 1 nuclear power plant to provide a portion of the capacity and energy needs of affiliates Cambridge Electric Light Company (Cambridge Electric) and Commonwealth Electric Company (Commonwealth Electric).

    The Company had 109 employees prior to the sale of Canal Units 1 and 2 on December 30, 1998; however, following the sale, the Company no longer has any employees.

(2) Significant Accounting Policies
    -------------------------------

    (a) Accounting Principles
        ---------------------

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

     (b) Merger and Financial Statement Presentation
         -------------------------------------------
 On August 25, 1999 BEC Energy (BEC) and Commonwealth Energy System (Com/Energy) merged to form NSTAR as an exempt public utility holding company. NSTAR's utility subsidiaries include Canal Electric Company (Canal Electric). The merger was accounted for by NSTAR as an acquisition by BEC of Com/Energy and all of its subsidiaries including Canal Electric Company under the purchase method of accounting.

 In the accompanying statements, Canal Electric Company prior to the merger is labeled as the "Predecessor" and after the merger as the "Successor."

 As a result of this merger, the fourth quarter dividend amounting to approximately $35 million was reflected as a return of capital and, as a result, reduced paid-in capital. As of August 25, 1999, approximately $54 million of retained earnings was reclassified as additional paid-in capital.

     (c) Regulatory Assets
         -----------------

    The Company is regulated as to rates, accounting and other matters by various authorities, including the Federal Energy Regulatory Commission (FERC) and the Massachusetts Department of Telecommunications and Energy (MDTE).

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

    The principal regulatory assets included in deferred charges at December 31, 1999 and 1998 were as follows:

                                         1999        1998
                                         ----        ----
                                      (Dollars in thousands)
         Seabrook related costs          $ 1,572     $ 3,008
         Deferred income taxes            17,401      15,737
                                         -------     -------
           Total regulatory assets       $18,973     $18,745
                                         =======     =======

    As of December 31, 1999, all of the Company's regulatory assets are reflected in rates charged to customers over a weighted average period of approximately 11 years beginning in 1998. Seabrook related costs as outlined above include approximately $20,000 in merger-related costs.

    In November 1997, the Commonwealth of Massachusetts enacted the Massachusetts Electric Restructuring Act. On November 19, 1997, the Company, along with Cambridge Electric and Commonwealth Electric filed a restructuring plan with the MDTE that was approved by the MDTE on February 27, 1998. Commonwealth Electric and Cambridge Electric currently provide their standard offer customers service at inflation adjusted rates that are 15% lower than rates in effect prior to March 1, 1998, the retail access date. As part of the plan, the MDTE authorized the recovery of certain strandable costs and provides that certain future costs may be deferred to achieve or maintain the rate reductions that the restructuring bill mandates. The legislation gives the MDTE the authority to determine the amount of strandable costs that will be eligible for recovery. Costs that will qualify as strandable costs and be eligible for recovery include, but are not limited to, certain above market costs associated with generating facilities, costs associated with long-term commitments to purchase power at above market prices from independent power producers and regulatory assets and associated liabilities related to the generation portion of the electric business.

    (c) Divestiture of Generation Assets
        --------------------------------

    The cost of transitioning to competition have been mitigated, in part, by the sale of COM/Energy's non-nuclear generating assets. On May 27, 1998, COM/Energy agreed to sell substantially all of its non-nuclear generating assets (984 MW) to affiliates of The Southern Company of Atlanta, Georgia. The sale was conducted through an auction process that was outlined in a restructuring plan filed with the MDTE in November 1997 in conjunction with the state's industry restructuring legislation enacted in 1997. The sale was approved by the MDTE on October 30, 1998 and by the FERC on November 12, 1998. Proceeds from the sale of the Company's non-nuclear generating assets amounted to approximately $395 million or 6 times their book value of approximately $65.4 million. The proceeds from the sale, net of book value, transaction costs and certain other adjustments amounted to approximately $298 million and are being used to reduce transition costs of Cambridge Electric and Commonwealth Electric related to electric industry restructuring that otherwise would have been collected through a non-bypassable transition charge. An adjustment of $5.1 million was recorded in the first quarter of 1999 that reduced the book value to $60.3 million. The Company has determined that this transaction was not a taxable event because it provided no economic benefit to the Company.

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

     (d)  Transactions with Affiliates
          ----------------------------

     Transactions between the Company and other NSTAR companies include purchases and sales of electricity, including the Company's acquisition and resale of capacity entitlements and related energy generated by certain units of other New England utilities. The Company has functioned as the principal supplier of electric generation capacity for and on behalf of affiliates Cambridge Electric and Commonwealth Electric, including nonconstruction costs related to the Seabrook generating unit. In addition, payments for management, accounting, data processing and other services are made to affiliated companies. Transactions with other COM/Energy companies are subject to review by the FERC and the MDTE.

     The Company's operating revenues included the following intercompany amounts for the periods indicated:

                               Electricity Sales                                 Seabrook Units
          Period                 (Canal Units)           Purchased Power            and Other
-----------------------------  -----------------         ---------------         --------------
                                                      (Dollars in thousands)
 January,- August 24, 1999         $    987                  $3,473                 $29,146
August 25,- December 31, 1999             -                       -                  13,055
          1998                       70,283                   3,667                  39,074
          1997                       76,859                   8,885                  39,159

     (e)  Other Major Customers
          ---------------------

     Prior to the sale of Canal Units 1 and 2 on December 30, 1998, the Company was a wholesale electric generating company selling power under life-of-the-unit contracts that were approved by FERC to Boston Edison Company (an affiliate since the merger with BEC Energy), Montaup Electric Company and New England Power Company. Each utility was obligated to purchase one-quarter of the capacity and energy of Canal Unit 1.

    (f) Equity Method of Accounting
        ---------------------------

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

    (g) Depreciation and Nuclear Fuel Amortization
        ------------------------------------------

    Depreciation is provided using the straight-line method at rates intended to amortize the original cost and the estimated cost of removal less salvage of properties over their estimated economic lives. The Company's composite depreciation rate, based on average depreciable property in service, was 3.01% in 1999, 4.71% in 1998 and 4.45% in 1997.

    The cost of nuclear fuel is amortized to fuel expense based on the quantity of energy produced. Nuclear fuel expense also includes a provision for the costs associated with the ultimate disposal of the spent nuclear fuel.

    (h) Maintenance
        -----------

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

    (i) Allowance for Funds Used During Construction
        --------------------------------------------

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

    While AFUDC does not provide funds currently, these amounts are recoverable in revenues over the service life of the constructed property. The Company develops rates based upon its current cost of capital and used a compound rate of 5.75% in 1999, 5.75% in 1998 and 6% in 1997.

(3) Income Taxes
    ------------

    For financial reporting purposes, the Company provides federal and state income taxes on a separate return basis. However, for federal income tax purposes, the Company's taxable income and deductions are included in the consolidated income tax return of NSTAR (COM/Energy prior to the merger) the Parent and it makes tax payments or receives refunds on the basis of its tax attributes in the tax return in accordance with applicable regulations.

    Income taxes are accounted for in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). SFAS 109 requires the recognition of deferred tax assets and liabilities for the future tax effects of temporary differences between the carrying amounts and the tax basis of assets and liabilities

    Accumulated deferred income taxes consisted of the following:

                                                1999        1998
                                                ----        ----
                                             (Dollars in thousands)
     Deferred tax liabilities
          Property-related                      $65,815     $74,585
          Seabrook nonconstruction                  707         707
          All other                                 611       1,832
                                                -------     -------
                                                 67,133      77,124
                                                -------     -------
     Deferred tax assets
          Investment tax credits                  7,456       7,844
          Regulatory liability                    2,102       2,102
          All other                               3,458       2,244
                                                -------     -------
                                                 13,016      12,190
                                                -------     -------

    Net accumulated deferred income taxes       $54,117     $64,934
                                                =======     =======

    Previously deferred investment tax credits are amortized over the estimated remaining lives of the property giving rise to the credits. The net year-end deferred income tax liability above includes a current deferred tax liability of $2,141,000 and $551,000 in 1999 and 1998, respectively, which is included in accrued income taxes in the accompanying Balance Sheets.

    Components of income tax expense were as follows:

                                             For the 1999 Periods
                                          --------------------------
                                          August 25        January 1
                                             to                to
                                         December 31       August 24       1998         1997
                                         -----------     -------------     ----         ----
                                         (Successor)     (Predecessor)
                                                         (Dollars in thousands)
 Federal:
    Current income tax expenses           $10,129        $7,806           $109,267      $9,128
    Deferred income tax expense            (6,834)          514             (6,775)       (764)
    Investment tax credit amortization       (101)         (201)            (2,539)       (526)
                                          -------        ------           --------      ------
                                            3,194         8,119             99,953       7,838
                                          -------        ------           --------      ------
 State:
    Current income tax expense              1,023         1,550             21,413       1,558
    Deferred income tax expense              (354)          116               (776)       (133)
                                          -------        ------           --------      ------
                                              669         1,666             20,637       1,425
                                          -------        ------           --------      ------
                                                                           120,590       9,263
 Amortization of regulatory liability
 relating to deferred income taxes             --            --               (122)        (76)
                                          -------        ------           --------      ------

 Total                                    $ 3,863        $9,785           $120,468      $9,187
                                          =======        ======           ========      ======

 Federal and state income taxes
    charged to:
     Operating expense                    $ 3,863        $9,785           $  8,168      $9,178
     Other income                              --            --            112,300           9
                                          -------        ------           --------      ------
                                          $ 3,863        $9,785           $120,468      $9,187
                                          =======        ======           ========      ======

    The provision for income taxes in 1998 reflects the current tax related to the sale of the generating assets.

    The effective income tax rates reflected in the accompanying financial statements and the reasons for their differences from the statutory federal income tax rate were as follows:

                                                          For the 1999 Periods
                                                       --------------------------
                                                       August 25         January 1
                                                          to                 to
                                                      December 31        August 24     1998       1997
                                                      -----------      -------------   ----       ----
                                                      (Successor)      (Predecessor)
Federal statutory tax rate                                35%                35%         35%         35%
                                                          ==                 ==          ==          ==
  Federal income tax expense at statutory levels      $3,238             $8,680    $111,854      $8,405
  Increase (Decrease) from statutory rate:
    Tax versus book depreciation                         459                730       1,207       1,515

    State tax, net of federal tax benefit            435        1,083     13,414      927
    Sale of generation assets                          -            -     (2,596)       -
    Amortization of investment tax credits          (100)        (201)    (2,539)    (526)
    Excess deferred reserves                           -            -       (122)     (76)
    Reversals of capitalized expenses               (200)        (446)      (561)    (560)
    Other                                             31          (61)      (189)    (498)
                                                  ------      -------   --------   ------
                                                  $3,863      $ 9,785   $120,468   $9,187
                                                  ======      =======   ========   ======

  Effective federal tax rate                          42%          39%        38%      38%
                                                      ==           ==         ==       ==

(4) Long-Term Debt and Interim Financing
    ------------------------------------

    (a) Long-Term Debt
        --------------

      On December 30, 1998, upon the sale of the Company's Units 1 and 2, a portion of the proceeds from the sale was used to retire all of the Company's long-term debt.

    (b) Notes Payable to Banks
        ----------------------

    The Company and other NSTAR companies maintain both committed and uncommitted lines of credit for the short-term financing of their construction programs and other corporate purposes. As of December 31, 1999, COM/Energy companies had $115 million of committed lines of credit that will expire at varying intervals in 2000. These lines are normally renewed upon expiration and require annual fees of approximately .1875% of the outstanding balance. At December 31, 1998, COM/Energy's uncommitted lines of credit totaled $10 million. Interest rates on the Company's outstanding borrowings generally are money market rates and averaged 5.8% in both 1999 and 1998. The Company had notes payable to banks of $48,575,000 at December 31, 1999 and no notes outstanding at December 31, 1998.

    (c) Advances from Affiliates
        ------------------------

    The Company had no short-term notes payable to COM/Energy at December 31, 1999 and 1998. These notes are written for a term of up to 11 months and 29 days. Interest is at the prime rate and is adjusted for changes in that rate during the terms of the notes. This rate averaged 8% in 1999 and 8.3% in 1998.

    The Company is a member of the COM/Energy Money Pool (the Pool), an arrangement among the subsidiaries of COM/Energy, whereby short-term cash surpluses are used to help meet the short-term borrowing needs of the utility subsidiaries. In general, lenders to the Pool receive a higher rate of return than they otherwise would on such investments, while borrowers pay a lower interest rate than that available from banks. Interest rates on the outstanding borrowings are based on the monthly average rate the Company would otherwise have to pay banks, less one-half the difference between that rate and the monthly average U.S. Treasury Bill weekly auction rate. The borrowings are for a period of less than one year and are payable upon demand. The Company had $6,240,000 in borrowings from the Pool at December 31, 1999 and had no outstanding borrowings at December 31, 1998. Rates on these borrowings averaged 5.1% in 1999 and 5.3% in 1998.

    (d) Disclosures About Fair Value of Financial Instruments
        -----------------------------------------------------

   The carrying amount of cash, notes payable to banks and advances from affiliates approximates the fair value due to the short maturity of these financial instruments.

(5)  Commitments and Contingencies
     -----------------------------

     (a)  Seabrook Nuclear Power Station
          ------------------------------

     The Company's 3.52% interest in the Seabrook nuclear power station is to provide for a portion of the capacity and energy needs of Cambridge Electric and Commonwealth Electric. The Company is recovering 100% of its Seabrook 1 investment through power contracts pursuant to FERC and MDTE approval.

     The Company and the other joint-owners have established a decommissioning fund to cover decommissioning costs. The estimated cost to decommission the plant is $509.8 million in current dollars. The Company's share of this liability (approximately $18 million), less its share of the market value of the assets held in a decommissioning trust (approximately $4 million), is approximately $14 million at December 31, 1999.

    (b) Environmental Matters
        ---------------------

    The Company is subject to laws and regulations administered by federal, state and local authorities relating to the quality of the environment. These laws and regulations affect, among other things, the siting and operation of electric generating and transmission facilities and can require the installation of expensive air and water pollution control equipment. These regulations have had an impact on the Company's operations in the past; however their impact on future operations, capital costs and construction schedules is not expected to be significant since all of the Company's non-nuclear generating assets were sold in 1998.

    Pursuant to the terms of the Canal Units 1 and 2 Asset Sale Agreement with Southern Energy dated May 15, 1998, the Company agreed to fund assessment work up to a $500,000 cap to address a condition of metals contamination found on the station site. Management is unable at this time to predict when closure on this issue will be determined.

(6) Employee Benefit Plans
    ----------------------

    Effective December 31, 1999, the pension and other postretirment benefit plans of BEC and COM/Energy were combined under NSTAR.

    (a) Pension
        -------

    The Company participates with other subsidiaries of NSTAR in a noncontributory pension plan with certain contributory features covering substantially all employees of NSTAR. Effective January 1, 2000, the defined benefit plan was amended to provide management employees lump sum benefits under a final average pay pension equity formula. Prior to January 1, 2000 these pension benefits were provide under a traditional final average pay formula. This amendment is reflected in the December 31, 1999 benefit obligation. It is the Company's policy to fund the Plan in amounts determined to meet the funding standards established by the Employee Retirement Income Security Act of 1974.

    The funded status of the Plan cannot be presented separately for the Company since the Company participates in the Plan trust with other subsidiaries of NSTAR. Plan assets are available to provide benefits for all Plan participants. And are commingled.

     The periodic costs (income) allocated to the company was $(20,000), $554,000 and $537,000 in 1999, 1998 and 1997, respectively. The accrued pension cost in the Company's statement of financial position was $1,911,000 and $465,000 in 1999 and 1998, respectively.

     (b) Other Postretirement Benefits
         -----------------------------

     Certain employees are eligible for postretirement benefits if they meet specific requirements. These benefits could include health and life insurance coverage and reimbursement of Medicare Part B premiums. Under certain circumstances, eligible employees are required to make contributions for postretirement benefits.

     To fund postretirement benefits, the Company makes contributions to various voluntary employees' beneficiary association (VEBA) trusts that were established pursuant to section 501(c)(9) of the Internal Revenue Code (the
Code). The Company also makes contributions to a subaccount of the COM/Energy pension plan and its successor pursuant to section 401(h) of the Code to fund a portion of its postretirement benefit obligation.

     The funded status of the Plan cannot be presented separately for the Company since the Company participates in the Plan trusts and subaccount with other subsidiaries of NSTAR. Plan assets are available to provide benefits for all Plan participants who are former employees of the Company and of other subsidiaries of NSTAR.

     The net periodic postretirement benefit cost allocated to the Company was $311,000, $610,000 and $655,000 in 1999, 1998 and 1997, respectively. The accrued benefit cost in the Company's statement of financial position was $2,863,000 and $0 at December 31, 1999 and 1998, respectively.

       (c) Savings Plan
           ------------

     Prior to the sale of Units 1 and 2, the Company had an Employees Savings Plan that provided for Company contributions equal to contributions by eligible employees up to four percent of each employee's compensation rate and up to five percent for those employees no longer eligible for postretirement health benefits. The Company's contribution was $244,000 in 1998 and $256,000 in 1997.

(7)  Lease Obligations
     -----------------

     Prior to 1999 the Company leased equipment and office space under arrangements that are classified as operating leases. These lease agreements are for terms of one year or longer. These leases contained no provisions that prohibit the Company from entering into future lease agreements or obligations.

     The Company has entered into support agreements with other participating New England utilities for 3.8% of the Hydro-Quebec Phase II transmission facilities and makes monthly support payments to cover depreciation and interest costs.

     Future minimum lease payments, by period and in the aggregate, of capital leases consisted of the following at December 31, 1999:

                                            Capital Leases
                                            --------------
                                        (Dollars in thousands)
 2000                                           $ 1,699
 2001                                             1,633
 2002                                             1,572
 2003                                             1,511
 2004                                             1,450
 Beyond 2004                                     13,850
                                                -------
 Total future minimum lease payments             21,715
 Less:Estimated interest element
  included therein                               11,521
                                                -------
 Estimated present value of future
  minimum lease payments                        $10,464
                                                =======

      Total rent expense for all operating leases, except those with terms of a month or less, amounted to $0 in 1999, $356,000 in 1998 and $575,000 in 1997.
There were no contingent rentals and no sublease rentals for the years 1999, 1998 and 1997.

                            CANAL ELECTRIC COMPANY
                            ----------------------

                                   PART IV.
                                   --------

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
-------- ---------------------------------------------------------------

(a) 1.   Index to Financial Statements
         -----------------------------

    Financial statements and notes thereto of the Company together with the Report of Independent Public Accountants, are filed under Item 8 of this report and listed on the Index to Financial Statements and Schedule (page
    14).

    2.   Index to Financial Statement Schedules
         --------------------------------------

    None

    3.   Exhibits:
         ---------

            Notes to Exhibits -
            -----------------

    a. Unless otherwise designated, the exhibits listed below are incorporated by reference to the appropriate exhibit numbers and the Securities and Exchange Commission file numbers indicated in parentheses.

    b. The following is a glossary of COM/Energy acronyms that are used throughout the following Exhibit Index:

       CES....................  Commonwealth Energy System
       CE.....................  Commonwealth Electric Company
       CEL....................  Cambridge Electric Light Company
       CEC....................  Canal Electric Company

(b) Reports on Form 8-K
    -------------------

          No reports on Form 8-K were filed during the three months ended December 31, 1999.

                                Exhibit Index

Exhibit 3.  Articles of incorporation and by-laws.
----------  --------------------------------------

3.1. Articles of incorporation of CEC (Exhibit 1 to CEC's 1990 Form 10-K, File No. 2-30057).

3.2. By-laws of CEC, as amended (Exhibit 2 to the CEC 1990 Form 10-K, File No. 2-30057).

Exhibit 10. Material Contracts
------------------------------

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

10.2      Other agreements.

10.2.1 New England Power Pool Agreement (NEPOOL) dated September 1, 1971 as amended through August 1, 1977, between NEGEA Service Corp. as agent for CEL, CEC, NBGEL, and various other electric utilities operating in New England, together with amendments dated August 15, 1978 and January 31, 1979 and February 1, 1980 (Exhibit 5(c)(13) to the CES Form S-16 (April 1980), File No. 2-64731).

10.2.1.1 Thirteenth Amendment to 10.2.1 as amended September 1, 1981 (Exhibit 5 to the CES Form 10-K for 1981, File No. 1-7316).

10.2.1.2 Fourteenth through Twentieth Amendments to 10.2.1 as amended December 1, 1981, June 1, 1982, June 15, 1983, October 1, 1983, August 1, 1985,
          August 15, 1985 and September 1, 1985, respectively (Exhibit 4 to the CES Form 10-Q (September 1985), File No. 1-7316).

10.2.1.3 Twenty-first Amendment to the New England Power Pool Agreement dated September 1, 1971, as amended January 1, 1986 (Exhibit 1 to the CES Form 10-Q (March 1986), File No. 1-7316).

10.2.1.4 Twenty-second Amendment to 10.2.1 as amended to September 1, 1986 (Exhibit 1 to the CES Form 10-Q (September 1986), File No. 1-7316).

10.2.1.5 Twenty-third Amendment to 10.2.1 as amended to April 30, 1987 (Exhibit 1 to the CES Form 10-Q (June 1987), File No. 1-7316).

10.2.1.6 Twenty-fourth Amendment to 10.2.1 as amended to March 1, 1988 (Exhibit 1 to the CES Form 10-K for 1987, File No. 1-7316).

10.2.1.7 Twenty-fifth Amendment to 10.2.1 as amended to May 1, 1988 (Exhibit 1 to the CES Form 10-Q (March 1988), File No. 1-7316).

10.2.1.8 Twenty-sixth Amendment to 10.2.1 as amended to March 15, 1989 (Exhibit 1 to the CES Form 10-Q (March 1989), File No. 1-7316).

10.2.1.9 Twenty-seventh Amendment to 10.2.1 as amended to October 1, 1990 (Exhibit 3 to the CES 1990 Form 10-K, File No. 1-7316).

10.2.1.10 Twenty-eighth Amendment to 10.2.1 as amended September 15, 1992 (Exhibit 1 to the CES Form 10-Q (September 1994), File No. 1-7316).


10.2.1.11 Twenty-ninth Amendment to 10.2.1 as amended May 1, 1993 (Exhibit 2 to the CES Form 10-Q (September 1994), File No. 1-7316).

Filed herewith:

Exhibit 27.
-----------
          Filed herewith as Exhibit 1 is the Financial Data Schedule for the year ended December 31, 1999.

                            CANAL ELECTRIC COMPANY
                            ----------------------

                   FORM 10-K             DECEMBER 31, 1999
                   ---------             -----------------

                                  SIGNATURES
                                  ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         CANAL ELECTRIC COMPANY
                                         -------------------------
                                              (Registrant)

                                    By: /s/ THOMAS J. MAY
                                        -----------------
                                        Thomas J. May,
                                        Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Principal Executive Officers:


/s/ THOMAS J. MAY                                      March 30, 2000
-------------------------------------
Thomas J. May,
Chairman of the Board and
Chief Executive Officer

/s/ R.D. WRIGHT                                        March 30, 2000
-------------------------------------
R. D. Wright
President and Chief Operating Officer

Principal Financial Officer:

/s/ ROBERT J. WEAFER, JR                               March 30, 2000
-------------------------------------
Robert J. Weafer, Jr.
Vice President, Controller and Chief
Accounting Officer

A majority of the Board of Directors:

/s/ THOMAS J. MAY                                      March 30, 2000
-------------------------------------
Thomas J. May, Director

/s/ R. D. WRIGHT                                       March 30, 2000
-------------------------------------
Russell D. Wright, Director

/s/ JAMES J. JUDGE                                     March 30, 2000
-------------------------------------
James J. Judge, Director